Form 10-Q
period 1998-06-30
PERRY-JUDDS INC
filed 1998-08-14
CIK 1053722

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998  COMMISSION FILE NUMBER 333-45235


                                [GRAPHIC OMITTED]

                            PERRY-JUDD'S INCORPORATED
             (Exact name of registrant as specified in its charter)




             DELAWARE                                   51-0365965
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

575 WEST MADISON STREET, WATERLOO, WISCONSIN                53594
(Address of principal executive offices)                  (Zip Code)



                                  920-478-3551
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES[X] No [ ]

PERRY-JUDD'S INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
INDEX
--------------------------------------------------------------------------------


                                                                                      Page

PART I.         FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997...........................................3

         Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 1998 and June 30, 1997....................4

         Condensed Consolidated Statements of Minority Interests,
           Preferred Stock and Stockholders' Equity as of
           June 30, 1998 and December 31, 1997...........................................5

         Condensed Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 1998 and June 30, 1997..............................6

         Notes to Condensed Consolidated Financial Statements........................7 - 8

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................9 - 10


PART II. OTHER INFORMATION..............................................................11


PERRY-JUDD'S INCORPORATED
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                                    June 30,            December 31,
ASSETS                                                                1998                 1997
                                                                   (Unaudited)            (Note)
CURRENT ASSETS:

         Cash and cash equivalents .......................          $     416           $   3,779
         Accounts receivable - net of allowance for
           doubtful accounts of $796 and $1,266,
           respectively ..................................             43,781              44,282
         Inventories .....................................             21,156              18,474
         Deferred income taxes ...........................                539               1,039
         Other current assets ............................              2,928               1,818
                                                                     ---------           --------

                      Total current assets ...............             68,820              69,392


         Property, plant and equipment, at cost ..........            147,091             136,630
         Accumulated depreciation and amortization .......            (20,446)            (14,822)
                                                                     ---------           --------

           Property, plant and equipment - net ...........            126,645             121,808
         Goodwill - net ..................................             27,664              28,597
         Other assets - net ..............................             12,621              13,557
                                                                     ---------           --------

TOTAL ASSETS .............................................          $ 235,750           $233,354
                                                                     ---------           --------
                                                                     ---------           --------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses ...........          $  34,574           $  34,417
         Borrowings under revolving credit facility ......              5,026                  --
         Current maturities of long-term debt ............              3,081               2,085
                                                                     ---------           --------

                      Total current liabilities ..........             42,681              36,502

         Long-term debt ..................................            141,144             143,186
         Deferred income taxes ...........................             10,851              11,645
         Other long-term liabilities .....................              8,923               8,712
                                                                     ---------           --------

                      Total liabilities ..................            203,599             200,045
                                                                     ---------           --------

MINORITY INTERESTS: Redeemable Preferred Stock
         Series A, B and D with stated redemption value
         of $100 per share, aggregate liquidation value of
         $7,625 and $7,138 at June 30, 1998 and
         December 31, 1997, respectively .................              7,016               6,935
                                                                     ---------           --------

STOCKHOLDERS' EQUITY:
         Preferred stock - par value $0.001 per share,
           775,000 shares authorized, 102,926 and 95,620
           shares issued and outstanding, respectively ...             10,293               9,562
         Common stock - par value $0.001 per share,
           1,000,000 shares authorized, 860,010
           shares issued and outstanding, respectively ...                  1                   1
         Additional paid-in capital ......................             21,500              21,500
         Accumulated deficit .............................             (6,659)             (4,689)
                                                                     ---------           --------

                      Total stockholders' equity .........             25,135              26,374
                                                                     ---------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............          $ 235,750           $ 233,354
                                                                     ---------           --------
                                                                     ---------           --------


Note: Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY-JUDD'S INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30                         JUNE 30
                                                                         1998           1997             1998           1997

NET SALES........................................................        $69,859    $    31,799     $    146,805     $    65,576

OPERATING EXPENSES:
     Costs of Production.........................................         54,244         25,417          115,791          53,323
     Selling, general and administrative.........................          8,612          3,623           16,381           7,011
     Depreciation................................................          3,045          1,615            6,123           3,230
     Amortization of intangibles.................................            574            100              980             200
                                                                   -------------    -----------      -----------     -----------

                                                                          66,475         30,755          139,275          63,764
                                                                   -------------    -----------      -----------     -----------

INCOME FROM OPERATIONS...........................................          3,384          1,044            7,530           1,812
                                                                   -------------    -----------      -----------     -----------

OTHER (INCOME) EXPENSES:
     Interest expense............................................          3,837          1,485            7,701           2,916
     Amortization of deferred financing costs....................            189            150              586             300
     Interest income.............................................            (52)           (10)            (142)            (20)
     Loss (gain) on sale of assets...............................            (58)            --              (99)             --
     Other, net..................................................             94             39              202              95
                                                                   -------------    -----------      -----------     -----------

                                                                           4,010          1,664            8,248           3,291
                                                                   -------------    -----------      -----------     -----------

LOSS BEFORE INCOME TAXES.........................................           (626)          (620)            (718)         (1,479)

BENEFIT FOR INCOME TAXES.........................................           (108)          (241)              (1)           (580)
                                                                   --------------   ------------     ------------    ------------

LOSS BEFORE DIVIDENDS ON
     REDEEMABLE PREFERRED STOCK..................................           (518)          (379)            (717)           (899)

DIVIDENDS ON REDEEMABLE
     PREFERRED STOCK.............................................            262            255              522             509
                                                                   -------------    -----------      -----------     -----------

NET LOSS.........................................................  $        (780)   $      (634)     $    (1,239)    $    (1,408)
                                                                   -------------    -----------      -----------     -----------
                                                                   -------------    -----------      -----------     -----------


See notes to condensed consolidated financial statements.

PERRY-JUDD'S INCORPORATED
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                         Minority Interests           Preferred Stock             Common Stock
                        --------------------        -------------------        --------------------
                                    Carrying                    Carrying                    Carrying       Accumulated
                        Shares        Value         Shares        Value         Shares        Value          Deficit
                        ------        -----         ------        -----         ------        -----          -------

December 31, 1997 ..    69,348       $6,935        95,620       $ 9,562       860,010       $21,501       $(4,689)

Net loss ...........        --           --            --            --            --            --        (1,239)
Stock dividends ....       813           81         7,306           731            --            --          (731)
                        ------       ------       -------       -------       -------       -------       -------
June 30, 1998 ......    70,161       $7,016       102,926       $10,293       860,010       $21,501       $(6,659)
                        ------       ------       -------       -------       -------       -------       -------
                        ------       ------       -------       -------       -------       -------       -------


See notes to condensed consolidated financial statements.

PERRY-JUDD'S INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                                                                                     SIX MONTHS
                                                                                             1998            1997
OPERATING ACTIVITIES:

     Net loss .................................................................       $     (1,239)          $(1,408)
     Adjustments to reconcile net
         loss to net cash flows
         provided by operating activities:
     Depreciation and amortization .............................................             7,689             3,730
     Deferred income tax provision .............................................              (294)               --
     Loss (gain) on sale of fixed assets .......................................               (99)               --
     Changes in operating assets and liabilities:
         Accounts receivable - net .............................................               501             1,309
         Inventories ...........................................................            (2,682)             (334)
         Accounts payable and accrued expenses .................................               422            (1,808)
         Other assets and liabilities - net ....................................              (460)             (555)
                                                                                          --------           -------

              Net cash provided by operating activities ........................             3,838               934
                                                                                          --------           -------

INVESTING ACTIVITIES -
     Additions to property, plant and equipment - net ..........................           (10,978)             (704)
                                                                                          --------           -------


FINANCING ACTIVITIES -
     Financing costs incurred ..................................................              (204)               --
     Increase in revolving debt ................................................             5,026               354
     Debt repayments ...........................................................            (1,045)           (2,763)
                                                                                          --------           -------

                                                                                             3,777            (2,409)
                                                                                          --------           -------


DECREASE IN CASH AND CASH EQUIVALENTS ..........................................            (3,363)           (2,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................             3,779             2,183
                                                                                          --------           -------


CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................          $    416           $     4
                                                                                          --------           -------
                                                                                          --------           -------


See notes to condensed consolidated financial statements.

PERRY-JUDD'S INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements have been prepared by Perry-Judd's Incorporated (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

     Effective December 16, 1997, the Company acquired all of the outstanding capital stock of Judd's Incorporated ("Judd's") for approximately $101.5 million less outstanding indebtedness of Judd's. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The preliminary allocation of the purchase price is based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):


          Fair value of assets acquired..............................    $  108,394
          Goodwill...................................................        28,073
          Fair value of liabilities assumed..........................       (72,483)
          Amounts paid to creditors and preferred shareholders.......        37,484
                                                                         ----------
          Cash paid for net assets acquired..........................    $  101,468
                                                                         ----------
                                                                         ----------


2.       INVENTORIES

         Inventories are summarized as follows:

                                                                                        June 30,                December 31,
                                                                                          1998                      1997

         Work-in-process...............................................              $      7,057             $       6,137
         Raw materials and production supplies.........................                    14,099                    12,337
                                                                                     ------------             -------------
         Total.........................................................              $     21,156             $      18,474
                                                                                     ------------             -------------
                                                                                     ------------             -------------


3.   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted this statement in the first quarter of 1998. The adoption of SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure for pensions and other postretirement benefits. The Company will adopt this statement for the fiscal year ended 1998. The Company is currently evaluating the impact SFAS No. 132 may have on additional disclosure, if any, to its consolidated financial statements.

PERRY-JUDD'S INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------


4.   CONTINGENCIES

     In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing has objected to these claims for indemnification and management anticipates the claims may result in litigation but believes the Company's position on the claims will be upheld.

     Additionally, the Company has asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements. This amount has been reflected as an increase to both assets and liabilities pending resolution with the former owner of Perry Printing. Management believes that its position will be upheld.

PERRY-JUDD'S INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997.

     Net sales increased $81.2 million or 123.9% to $146.8 million for the six months ended June 30, 1998 from $65.6 million for the six months ended June 30, 1997. The increase resulted from Judd's sales included for the first six months of 1998 and substantially higher volume of production units from new and existing customers. Paper costs were 27% of net sales for the six months ended June 30, 1998 versus 25% for the six months ended June 30, 1997.

     Costs of production increased $62.5 million or 117.1% to $115.8 million for the six months ended June 30, 1998 from $53.3 million for the six months ended June 30, 1997, principally from Judd's production included for the first six months of 1998 and overall increased volume of production. Costs of production as a percent of net sales were 78.9% for the six months ended June 30, 1998 as compared to 81.3% experienced in the six months ended June 30, 1997, principally as a result of the benefits from higher production volume and improved operating efficiencies gained from capital investments.

     Selling, general and administrative expenses increased $9.4 million or 133.6% to $16.4 million for the six months ended June 30, 1998 compared to $7.0 million for the six months ended June 30, 1997. Selling, general and administrative expenses increased as a percent of net sales at 11.1% in the 1998 period compared to 10.7% in the 1997 period. All of the $9.4 million increase related to adding the Judd's operation for the first six months of 1998.

     Depreciation expense increased $2.9 million or 89.6% to $6.1 million for the six months ended June 30, 1998 from $3.2 million for the six months ended June 30, 1997 as a result of including Judd's depreciation for the first six months of 1998.

     Income from operations increased $5.7 million to $7.5 million for the six months ended June 30, 1998 from $1.8 million for the six months ended June 30, 1997, due to the factors discussed in the preceding paragraphs.

     Interest expense increased $4.8 million to $7.7 million for the six months ended June 30, 1998 from $2.9 million for the six months ended June 30, 1997 as a result of an increased level of debt incurred from the Judd's acquisition on December 16, 1997.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997.

     Net sales increased $38.1 million or 119.7% to $69.9 million for the three months ended June 30, 1998 from $31.8 million for the three months ended June 30, 1997. The increase resulted from Judd's sales included for the second three months of 1998 and substantially higher volume of production units from new and existing customers. Paper costs were 25% of net sales for the three months ended June 30, 1998 versus 23% for the three months ended June 30, 1997.

     Costs of production increased $28.8 million or 113.4% to $54.2 million for the three months ended June 30, 1998 from $25.4 million for the three months ended June 30, 1997, principally from Judd's production included for the second three months of 1998 and overall increased volume of production. Costs of production as a percent of net sales were 77.6% for the three months ended June 30, 1998 as compared to 79.9% experienced in the three months ended June 30, 1997, principally as a result of the benefits from higher production volume and improved operating efficiencies gained from capital investments.

     Selling, general and administrative expenses increased $5.0 million or 137.7% to $8.6 million for the three months ended June 30, 1998 compared to $3.6 million for the three months ended June 30, 1997. Selling, general and administrative expenses increased as a percent of net sales at 12.3% in the 1998 period compared to 11.3% in the 1997 period. All of the $5.0 million increase related to adding the Judd's operation for the second three months of 1998.

     Depreciation expense increased $1.4 million or 88.5% to $3.0 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997 as a result of including Judd's depreciation for the second three months of 1998.

     Income from operations increased $2.3 million to $3.4 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997, due to the factors discussed in the preceding paragraphs.

     Interest expense increased $2.4 million to $3.8 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997 as a result of an increased level of debt incurred from the Judd's acquisition on December 16, 1997.

PERRY-JUDD'S INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $7.0 million for the six months ended June 30, 1998 and $2.3 million for the six months ended June 30, 1997.

     Working capital was $26.1 million and $32.9 million at June 30, 1998 and December 31, 1997, respectively. The use of cash balances to fund capital expenditures during the first six months of 1998 was primarily responsible for the $6.8 million decrease in working capital at the end of the first half of 1998 versus the end of 1997.

     Since the inception of operations on April 28, 1995, the company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement dated December 16, 1997, (the "Credit Agreement"). The Credit Agreement, which provides for an aggregate commitment of $75 million, is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a $30 million term loan facility. The five-year Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 30, 1998, the Company had unutilized commitments of $35 million under its Credit Agreement.

     The Company has recently executed an agreement to enter a sale and leaseback transaction for certain real property held by Judd's and its subsidiaries, including two printing plants in Virginia and one in Baltimore, Maryland. If consummated, this sale and leaseback would generate approximately $16.0 million in after tax net proceeds which would be available for general corporate purposes. The initial annual lease expense expected under the operating lease resulting from the proposed sale and leaseback transaction would be $2.1 million with 14.5% escalations scheduled at the start of the sixth and eleventh and sixteenth year of the proposed 20 year term. The consummation of the proposed sale and leaseback transaction is contingent upon satisfactory appraisal of the properties, inspection and environmental reports and other due diligence efforts to be completed by the potential buyer, among other conditions, and there can be no assurance that this sale and leaseback transaction will be consummated on the terms described above if at all.

     Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of June 30, 1998, the Company had no significant concentrations of credit risk.

     The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

     The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. During the past several years, the Company has taken actions to prepare its systems for the year 2000. As a result, the majority of the Company's financial systems, as well as certain other significant information systems, are currently year 2000 compliant. While the Company will continue to evaluate its systems, it has determined, based upon the available information, that additional costs associated with the Year 2000 Issue will not have a material adverse effect upon its operating results or financial condition.

SEASONALITY

     Results of operations for this interim period are not necessarily indicative of results for the full year. The Company's operations are seasonal. Historically, approximately two-thirds of its income from operations has been generated in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

PERRY-JUDD'S INCORPORATED

PART II.  OTHER INFORMATION
------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Amendment 3 Form S-4 for the fiscal year ended December 31, 1997, dated June 12, 1998.

         In addition, the Company has filed herewith the following exhibits:


         27.0 Financial Data Schedule for the period ended June 30, 1998 (filed in electronic form only).


(b)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarterly period ended June 30, 1998:

         None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PERRY-JUDD'S INCORPORATED



Date:         August 10, 1998              /s/ Verne F. Schmidt
                                           --------------------
                                           Verne F. Schmidt
                                           Senior Vice President and
                                              Chief Financial Officer