Form 10-Q
period 1998-09-30
PERRY-JUDDS INC
filed 1998-11-16
CIK 1053722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                333-45235
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER



                               [GRAPHIC OMITTED]

                          PERRY JUDD'S HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




          DELAWARE                                              51-0365965
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


575 WEST MADISON STREET, WATERLOO, WISCONSIN                      53594
--------------------------------------------                    ----------
(Address of principal executive offices)                        (Zip Code)



                                  920-478-3551
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES[X] No [ ]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
INDEX
--------------------------------------------------------------------------------


                                                                           Page

PART I.   FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets as of
      September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . 3

   Condensed Consolidated Statements of Operations for the
      Three and Nine Months ended September 30, 1998 and
      September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Condensed Consolidated Statements of Minority Interests,
      Preferred Stock and Stockholders' Equity as of
      September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . 5

   Condensed Consolidated Statements of Cash Flows for the
      Nine Months ended September 30, 1998 and September 30, 1997. . . . . . 6

   Notes to Condensed Consolidated Financial Statements. . . . . . . . . 7 - 9

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . . 10 - 12


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 13

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                     September 30,       December 31,
ASSETS                                                                   1998               1997
                                                                     -------------       ------------
                                                                      (Unaudited)           (Note)
CURRENT ASSETS:

     Cash and cash equivalents (unrestricted). . . . . . . . . .        $  1,574            $  3,779
     Cash and cash equivalents (restricted). . . . . . . . . . .          40,289                  --
     Accounts receivable - net of allowance for
       doubtful accounts of $840 and $1,266,
       respectively. . . . . . . . . . . . . . . . . . . . . . .          47,232              44,282
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .          20,680              18,474
     Deferred income taxes . . . . . . . . . . . . . . . . . . .             390               1,039
     Other current assets. . . . . . . . . . . . . . . . . . . .           2,270               1,818
                                                                     -------------       ------------
               Total current assets. . . . . . . . . . . . . . .         112,435              69,392


     Property, plant and equipment, at cost. . . . . . . . . . .         117,203             136,630
     Accumulated depreciation and amortization . . . . . . . . .         (21,449)            (14,822)
                                                                     -------------       ------------

     Property, plant and equipment - net . . . . . . . . . . . .          95,754             121,808
     Goodwill - net. . . . . . . . . . . . . . . . . . . . . . .          20,759              28,597
     Other assets - net. . . . . . . . . . . . . . . . . . . . .          12,104              13,557
                                                                     -------------       ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .        $241,052            $233,354
                                                                     -------------       ------------
                                                                     -------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses . . . . . . . . . . .        $ 36,766            $ 33,609
     Income taxes payable. . . . . . . . . . . . . . . . . . . .           4,900                 808
     Borrowings under revolving credit facility. . . . . . . . .           2,876                  --
     Current maturities of long-term debt. . . . . . . . . . . .           3,583               2,085
                                                                     -------------       ------------
               Total current liabilities . . . . . . . . . . . .          48,125              36,502

     Long-term debt. . . . . . . . . . . . . . . . . . . . . . .         140,123             143,186
     Deferred income taxes . . . . . . . . . . . . . . . . . . .          12,154              11,645
     Other long-term liabilities . . . . . . . . . . . . . . . .           8,823               8,712
                                                                     -------------       ------------
               Total liabilities . . . . . . . . . . . . . . . .         209,225             200,045
                                                                     -------------       ------------

MINORITY INTERESTS: Redeemable Preferred Stock
     Series A, B and D with stated redemption value
     of $100 per share, aggregate liquidation value of
     $8,002 and $7,138 at September 30, 1998 and
     December 31, 1997, respectively . . . . . . . . . . . . . .           7,057               6,935
                                                                     -------------       ------------

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $0.001 per share,
       775,000 shares authorized, 106,786 and 95,620
       shares issued and outstanding, respectively . . . . . . .          10,679               9,562
     Common stock - par value $0.001 per share,
       1,000,000 shares authorized, 860,010
       shares issued and outstanding . . . . . . . . . . . . . .               1                   1
     Additional paid-in capital. . . . . . . . . . . . . . . . .          21,500              21,500
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .          (7,410)             (4,689)
                                                                     -------------       ------------
               Total stockholders' equity. . . . . . . . . . . .          24,770              26,374
                                                                     -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .        $241,052            $233,354
                                                                     -------------       ------------
                                                                     -------------       ------------

Note: Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                              ------------------------     -------------------------
                                                                1998            1997          1998           1997
                                                              ---------      ---------     ----------     ----------
NET SALES  . . . . . . . . . . . . . . . . . . . . . .         $71,962        $40,035       $218,767       $105,611

OPERATING EXPENSES:
   Costs of production . . . . . . . . . . . . . . . .          57,459         33,353        173,250         86,676
   Selling, general and administrative . . . . . . . .           7,713          3,351         24,094         10,362
   Depreciation. . . . . . . . . . . . . . . . . . . .           2,717          1,643          8,840          4,873
   Amortization of intangibles . . . . . . . . . . . .             500            101          1,480            301
                                                              ---------      ---------     ----------     ----------
                                                                68,389         38,448        207,664        102,212
                                                              ---------      ---------     ----------     ----------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . .           3,573          1,587         11,103          3,399
                                                              ---------      ---------     ----------     ----------

OTHER (INCOME) EXPENSES:
   Interest expense. . . . . . . . . . . . . . . . . .           4,026          1,501         11,727          4,417
   Amortization of deferred financing costs. . . . . .             299            150            885            450
   Interest income . . . . . . . . . . . . . . . . . .            (802)           (10)          (944)           (30)
   Loss (gain) on sale of assets . . . . . . . . . . .             158            296             59            296
   Other, net. . . . . . . . . . . . . . . . . . . . .              91            (95)           293              0
                                                              ---------      ---------     ----------     ----------
                                                                 3,772          1,842         12,020          5,133
                                                              ---------      ---------     ----------     ----------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . .            (199)          (255)          (917)        (1,734)

BENEFIT FOR INCOME TAXES . . . . . . . . . . . . . . .              97             45             98            625
                                                              ---------      ---------     ----------     ----------
LOSS BEFORE DIVIDENDS ON
   REDEEMABLE PREFERRED STOCK. . . . . . . . . . . . .            (102)          (210)          (819)        (1,109)

DIVIDENDS ON REDEEMABLE
   PREFERRED STOCK . . . . . . . . . . . . . . . . . .             263            257            785            766
                                                              ---------      ---------     ----------     ----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . .         $  (365)       $  (467)      $ (1,604)      $ (1,875)
                                                              ---------      ---------     ----------     ----------
                                                              ---------      ---------     ----------     ----------

              See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                         MINORITY INTERESTS             PREFERRED STOCK            COMMON STOCK
                                      -----------------------      -------------------------   ----------------------
                                                     CARRYING                      CARRYING                 CARRYING   ACCUMULATED
                                       SHARES         VALUE          SHARES         VALUE       SHARES       VALUE       DEFICIT
                                      --------       --------      ---------      ----------   ---------   ---------- -------------
December 31, 1997. . . . . . . . .     69,348         $6,935         95,620        $ 9,562      860,010     $21,501     $(4,689)

Net loss . . . . . . . . . . . . .         --             --             --             --           --          --      (1,604)
Stock dividends. . . . . . . . . .      1,219            122         11,166          1,117           --          --      (1,117)
                                      --------       --------      ---------      ----------   ---------   ---------- -------------
September 30, 1998 . . . . . . . .     70,567         $7,057        106,786        $10,679      860,010     $21,501     $(7,410)
                                      --------       --------      ---------      ----------   ---------   ---------- -------------
                                      --------       --------      ---------      ----------   ---------   ---------- -------------

              See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                              NINE MONTHS
                                                                      ---------------------------
                                                                          1998           1997
                                                                      ------------   ------------
OPERATING ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (1,604)     $  (1,875)
   Adjustments to reconcile net
     loss to net cash flows
     provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . .          11,205          5,624
   Deferred income tax provision . . . . . . . . . . . . . . . .             709           (680)
   Loss (gain) on sale of fixed assets . . . . . . . . . . . . .              59            296
   Changes in operating assets and liabilities:
     Accounts receivable - net . . . . . . . . . . . . . . . . .          (8,211)        (9,115)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .          (4,266)           774
     Accounts payable and accrued expenses . . . . . . . . . . .           5,625          2,685
     Other assets and liabilities - net. . . . . . . . . . . . .          (2,767)        (1,021)
                                                                      ------------   ------------
          Net cash provided (used) by operating activities . . .             750         (3,312)
                                                                      ------------   ------------

INVESTING ACTIVITIES -
   Proceeds from sale of fixed assets. . . . . . . . . . . . . .           2,903          1,097
   Proceeds from sale / leaseback. . . . . . . . . . . . . . . .          20,938             --
   Proceeds from Port City sale. . . . . . . . . . . . . . . . .          29,374             --
   Additions to property, plant and equipment - net. . . . . . .         (16,951)          (585)
                                                                      ------------   ------------
          Net cash provided by investing activities. . . . . . .          36,264            512
                                                                      ------------   ------------
FINANCING ACTIVITIES -
   Financing costs incurred. . . . . . . . . . . . . . . . . . .            (241)            --
   Increase in revolving debt. . . . . . . . . . . . . . . . . .           2,876          4,991
   Debt repayments . . . . . . . . . . . . . . . . . . . . . . .          (1,565)        (4,291)
                                                                      ------------   ------------
          Net cash provided by financing activities. . . . . . .           1,070            700
                                                                      ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .          38,084         (2,100)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .           3,779          2,183
                                                                      ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .       $  41,863       $     83
                                                                      ------------   ------------
                                                                      ------------   ------------

              See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements have been prepared by Perry Judd's Holdings, Inc. (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

     Effective December 16, 1997, the Company acquired all of the outstanding capital stock of Judd's Incorporated ("Judd's") for approximately $101.5 million less outstanding indebtedness of Judd's. The acquisition was account ed for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The preliminary allocation of the purchase price is based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

      Fair value of assets acquired. . . . . . . . . .              $108,394
      Goodwill . . . . . . . . . . . . . . . . . . . .                28,073
      Fair value of liabilities assumed. . . . . . . .               (72,483)
      Amounts paid to creditors and preferred
         stockholders. . . . . . . . . . . . . . . . .                37,484
                                                                   ----------
      Cash paid for net assets acquired. . . . . . . .              $101,468
                                                                   ----------
                                                                   ----------

     Effective July 9, 1998, Judd and Detweiler, Inc., a wholly-owned subsidiary of Judd's, merged with and into Judd's Incorporated.

     Effective July 16, 1998, the Company and its subsidiaries completed the following transactions:

     a) The Company changed its name from Perry Judd's Incorporated to Perry Judd's Holdings, Inc.

     b) Mount Jackson Press, Inc. and Shenandoah Valley Press, Inc., wholly-owned subsidiaries of Judd's, merged with and into Judd's Incorporated.

     c) Judd's Incorporated merged with and into another wholly-owned subsidiary of the Company, Perry Graphic Communications, Inc. The surviving company, Perry Graphic Communications, Inc., changed its name to Perry Judd's Incorporated, ("Perry Judd's"), which continues to be a wholly-owned subsidiary of the Company.

2.   DISPOSITION OF ASSETS

     A.   SALE OF CORPORATE OFFICE BUILDING

          On July 6, 1998, a subsidiary of Perry Judd's ("Judd and Detweiler, Inc."), consummated the sale of a corporate office building located in Washington, D.C. The aggregate cash consideration received by Perry Judd's in the transaction totaled approximately $2,550,000, which amount is net of closing costs and fees of Perry Judd's.

     B.   SALE OF PORT CITY PRESS, INC.

          On September 2, 1998, Perry Judd's consummated the sale of all of the outstanding shares of capital stock of its wholly-owned subsidiary, Port City Press, Inc. ("Port City"), to Mack Printing Company. The aggregate cash consideration received by Perry Judd's in the transaction totaled approximately $29,374,000, which amount is net of closing costs and fees of Perry Judd's.

PERRY JUDD'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

     C.   SALE AND LEASEBACK

          On August 17, 1998, Perry Judd's consummated an Agreement of Purchase and Sale relating to the sale and leaseback by Perry Judd's of three parcels of real property and industrial buildings located in Pikesville, Maryland, Strasburg, Virginia and Mt. Jackson, Virginia. As part of these Sale/Leaseback transactions the Company and Perry Judd's entered into long-term leases as lessees, with the buyer as lessor, for the properties. The Company and Perry Judd's then subleased the Pikesville, Maryland property to Port City, a then wholly owned subsidiary, under substantially the same economic terms as those contained in the lease.

          Perry Judd's received cash consideration from the buyer for the properties of approximately $20,938,000, net of closing costs and fees. The terms of the Leases include a twenty year term with an initial annual lease payment of $2,258,667 and 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years.

          The initial annual rents by location are as follows:

               Pikesville, Maryland     $  977,412
               Strasburg, Virginia       1,029,676
               Mt. Jackson, Virginia       251,579
                                        ----------
                                        $2,258,667

          The proceeds net of income taxes payable, received for the sale of the corporate office building, the sale of Port City, and the sale and leaseback of real property are available only for future acquisitions and capital expenditures under the Company's Credit Agreement, subject to certain limitations for 270 days subsequent to the receipt of proceeds. Any proceeds not utilized for such purposes must be used to prepay term debt.

3.   INVENTORIES

     Inventories are summarized as follows:

                                                 September 30,   December 31,
                                                      1998           1997
                                                --------------- --------------

     Work-in-process . . . . . . . . . . . . .      $ 8,610         $ 6,137
     Raw materials and production supplies . .       12,070          12,337
                                                --------------- --------------
     Total . . . . . . . . . . . . . . . . . .      $20,680         $18,474
                                                --------------- --------------
                                                --------------- --------------

4.   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

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

PERRY JUDD'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

5.   CONTINGENCIES

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

PERRY JUDD'S HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1997.

     Net sales increased $113.2 million or 107.1% to $218.8 million for the nine months ended September 30, 1998 from $105.6 million for the nine months ended September 30, 1997. The increase resulted primarily from the addition of sales from Judd's Incorporated, which the Company acquired effective December 16, 1997, and substantially higher volume of production units from new and existing customers. Paper costs were 26.7% of net sales for the nine months ended September 30, 1998 versus 27.4% for the nine months ended September 30, 1997.

     Costs of production increased $86.6 million or 99.9% to $173.3 million for the nine months ended September 30, 1998 from $86.7 million for the nine months ended September 30, 1997, principally from the addition of Judd's production for the first nine months of 1998 and overall increased volume of production. Costs of production as a percent of net sales were 79.2% for the nine months ended September 30, 1998 as compared to 82.1% experienced in the nine months ended September 30, 1997, principally as a result of the benefits from higher production volume and improved operating efficiencies gained from capital investments.

     Selling, general and administrative expenses increased $13.7 million or 132.5% to $24.1 million for the nine months ended September 30, 1998 compared to $10.4 million for the nine months ended September 30, 1997. Selling, general and administrative expenses increased as a percent of net sales to 11.0% in the 1998 period compared to 9.8% in the 1997 period. The majority of the $13.7 million increase and the increase as a percent of net sales related to adding the Judd's operation for the first nine months of 1998.

     Depreciation expense increased $4.0 million or 81.4% to $8.8 million for the nine months ended September 30, 1998 from $4.8 million for the nine months ended September 30, 1997 as a result of including depreciation from Judd's for the first nine months of 1998.

     Income from operations increased $7.7 million to $11.1 million for the nine months ended September 30, 1998 from $3.4 million for the nine months ended September 30, 1997, due to the factors discussed in the preceding paragraphs.

     Interest expense increased $7.3 million to $11.7 million for the nine months ended September 30, 1998 from $4.4 million for the nine months ended September 30, 1997 as a result of an increased level of debt incurred from the Judd's acquisition on December 16, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997.

     Net sales increased $31.9 million or 79.7% to $71.9 million for the three months ended September 30, 1998 from $40.0 million for the three months ended September 30, 1997. The increase resulted primarily from the addition of sales from Judd's for the third quarter of 1998 and substantially higher volume of production units from new and existing customers. Paper costs were 26.8% of net sales for the three months ended September 30, 1998 versus 30.7% for the three months ended September 30, 1997.

     Costs of production increased $24.1 million or 72.3% to $57.5 million for the three months ended September 30, 1998 from $33.4 million for the three months ended September 30, 1997, principally from the addition of Judd's production for the third quarter of 1998 and overall increased volume of production. Costs of production as a percent of net sales were 79.8% for the three months ended September 30, 1998 as compared to 83.3% experienced in the three months ended September 30, 1997, principally as a result of the benefits from higher production volume and improved operating efficiencies gained from capital investments.

     Selling, general and administrative expenses increased $4.4 million or 130.2% to $7.7 million for the three months ended September 30, 1998 compared to $3.4 million for the three months ended September 30, 1997. Selling, general and administrative expenses increased as a percent of net sales to 10.7% in the 1998 period compared to 8.4% in the 1997 period. The majority of the $4.4 million increase and the increase as a percent of net sales related to adding the Judd's operation for the third quarter of 1998. Additionally, the percent of net sales increase is attributed to the change in paper costs between the third quarter of 1998 and the third quarter of 1997.

     Depreciation expense increased $1.1 million or 65.4% to $2.7 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997 as a result of including depreciation from Judd's for the third quarter of 1998.

     Income from operations increased $2.0 million to $3.6 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997, due to the factors discussed in the preceding paragraphs.

     Interest expense increased $2.5 million to $4.0 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997 as a result of an increased level of debt incurred from the Judd's acquisition on December 16, 1997.

PERRY JUDD'S HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $10.3 million for the nine months ended September 30, 1998 and $3.9 million for the nine months ended September 30, 1997.

     Working capital was $64.3 million and $32.9 million at September 30, 1998 and December 31, 1997, respectively. This increase was due primarily to after tax net proceeds from the sale of fixed assets, sale/leaseback of real property and sale of the Port City subsidiary, which totaled $45.8 million, offset by capital expenditures of $16.9 million.

     Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement dated December 16, 1997, (the "Credit Agreement"). The Credit Agreement, which provides for an aggregate commitment of $75 million, is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a $30 million term loan facility. The five-year Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 1998, the Company had outstanding $2.9 million under its revolving credit facility at an interest rate of 8.75%, and $28.5 million under its term loan facility at an interest rate of 8.06%. As of September 30, 1998, the Company had unutilized commitments of $41.5 million under its Credit Agreement.

     In connection with the acquisition of Judd's on December 16, 1997, the Company issued 10 5/8% senior subordinated notes due December 15, 2007 in the aggregate principal amount of $115 million. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002 at specified redemption prices plus accrued interest to the date of redemption.

     Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of September 30, 1998, the Company had no significant concentrations of credit risk.

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

PERRY JUDD'S HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

IMPACT OF THE YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Consequently, any date-sensitive computer processing logic may recognize a date using "00" for the year as the year 1900 rather than the year 2000. If not remedied, this could result in erroneous warning messages, system failures or miscalculations which could potentially disrupt operations or cause less than optimum operating efficiencies.

     The Company's business software applications have been reviewed for their ability to operate correctly in the year 2000 and beyond. It has been determined that some software package version upgrades and modification of some existing internally developed programs will be required so that the computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with minor modification and with the version upgrades, the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could have a material impact on the business, results of operations and financial condition of the Company.

     The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issue. To the extent that the Company is not satisfied that such third parties are adequately prepared for the Year 2000, the Company intends to devise contingency plans to ameliorate the effects on the Company's business in the event the Year 2000 issue results in the unavailability of products and/or services. There can be no guarantee that the systems of other companies on which Perry Judd's systems rely will be converted in a timely fashion, or that a failure to convert by another company would not have a material effect on the Company. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the printing services it has sold.

     The Company will utilize both internal and external resources to modify internally developed programs and upgrade package software where indicated. The Company plans to complete the year 2000 project no later than mid-1999. The indicated software upgrades and version changes are being provided by the software developers as part of the normal software support contracts for those products. These costs are being expensed as incurred and are not expected to have a material effect on the business, results of operations or financial condition of the Company.

     The costs of the project and the date on which the Company plans to complete the year 2000 efforts are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party software developer modification plans and other factors. However, there can be no guarantee that these estimates will be accurate and actual results could differ materially from those estimates.

     The Company does not separately track the internal costs incurred for the Year 2000 project, but such costs are principally included in and constitute a part of the related payroll costs for its information systems group.

PERRY JUDD'S HOLDINGS, INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27 Financial Data Schedule for the period ended September 30, 1998 (filed in electronic form only).


(b)     Reports on Form 8-K

        The following report on Form 8-K was filed during the quarterly period ended September 30, 1998:

        On September 17, 1998, the Company filed a Report on Form 8-K that reported information under "Item 2. Acquisition or Disposition of Assets" and "Item 5. Other Matters". The Report included Pro Forma Financial Information relating to the transactions reported under
        Item 2.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERRY JUDD'S HOLDINGS, INC.




Date:     November 16, 1998             /s/ Verne F. Schmidt
                                       ------------------------------
                                        Verne F. Schmidt
                                        Senior Vice President and
                                          Chief Financial Officer