Form 10-K405
period 1998-12-31
PERRY-JUDDS INC
filed 1999-03-31
CIK 1053722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                   333-45235

                            ------------------------

                          PERRY JUDD'S HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             51-0365965
          (State of Incorporation)            (IRS Employer Identification
                                                         Number)

     575 WEST MADISON STREET, WATERLOO,                   53594
                 WISCONSIN
  (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 920-478-3551

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 26, 1999 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Registration on Form S-4 filed on January 30, 1998 are incorporated by reference in Part IV of this Annual Report on Form 10-K where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                              PAGE
                                                                          ------------
PART 1

ITEM 1. Business........................................................             1
ITEM 2. Properties......................................................            11
ITEM 3. Legal Proceedings...............................................            11
ITEM 4. Submission of Matters to a Vote of Security Holders.............            11

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................            12
ITEM 6. Selected Financial Data.........................................            12
ITEM 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................            13
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk......           17
ITEM 8. Financial Statements and Supplementary Data.....................            17
ITEM 9. Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure..........................................            17

PART III

ITEM 10. Directors and Executive Officers of the Registrant..............           18
ITEM 11. Executive Compensation..........................................           20
ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................            25
ITEM 13. Certain Relationships and Related Transactions..................           26

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................            27

EXHIBIT INDEX...........................................................            28

SIGNATURES..............................................................            29

FINANCIAL STATEMENTS....................................................   F-1 to F-19

    This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements of fact, including statements of historical fact, may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company's management shares its knowledge and judgement about factors that they believe may materially affect the Company's performance. The Company makes the forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. "Business--Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral statements that the Company makes are qualified in their entirety by these Risk Factors.

    Readers are urged to carefully review and consider disclosures made in this and other reports that the Company files with the Securities and Exchange Commission that discuss factors germane to the Company's business.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Unless the context otherwise provides, all references in this Annual Report to the "Company" includes Perry Judd's Holdings, Inc., (formerly known as Perry-Judd's Incorporated and PPC Holdings, Inc.) and its subsidiaries, including Perry Judd's Incorporated ("Perry Judd's"), Judd's Online, Inc. and Heartland Press, Inc. (see "Recent Developments"); and all references to Perry Judd's shall include its former subsidiaries: Judd's Incorporated ("Judd's"), Judd & Detweiler, Inc., Mount Jackson Press, Inc., Shenandoah Valley Press, Inc. ("Shenandoah Valley"), and Port City Press, Inc. ("Port City").

    The Company is a leading multi-regional printer of magazines, catalogs, and other commercial products. Its printing facilities are strategically located in the Midwest and Mid-Atlantic regions, with each plant having state-of-the-art, integrated prepress, press, binding and distribution capabilities. The Company services regional and national customers through sales offices in 13 cities nationwide. Management believes the Company has established a reputation for high quality products and superior customer service, which have resulted in long-standing customer and supplier relationships. The Company manages the total prepress, print, and distribution processes to provide value-added solutions that reduce customer costs or assist customers in increasing revenues.

    On December 16, 1997, the Company completed the acquisition of Judd's, which is a short-to-medium run printer servicing the magazine, commercial and technical books sectors. The financial and other information included in this Annual Report includes the operations of Judd's since the date of the acquisition.

    The Company operates primarily in one business segment--printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                                                                1998   1997   1996
                                                                ----   ----   ----
Magazines.....................................................   53%    45%    42%
Catalogs......................................................   32%    43%    43%
Other.........................................................   15%    12%    15%
                                                                ----   ----   ----
    TOTAL: ...................................................  100%   100%   100%
                                                                ----   ----   ----
                                                                ----   ----   ----

    Substantially all of the Company's sales are based upon customer specifications. A significant amount of the Company's sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis. One of the Company's customers, Time, Inc., accounted for more than 15.5% of the Company's consolidated revenues during 1998. In the opinion of management, the loss, at substantially the same time, of all of the business provided by this customer would have material adverse effect on the Company. No other customer accounted for more than 10% of the Company's consolidated revenues for 1998. See "Business--Recent Developments--Loss of Key Customers and Related Employee Layoffs."

MARKET SECTORS

    MAGAZINES. The Company believes that it is the eighth largest printer of magazines in the United States. The Company's principal competitors in magazines consist of five diversified printing companies. The Company's magazine customers include some of the largest and most established publishers in a diverse range of market categories. The Company believes that established publications are the most likely to have a continuing and improving market presence. Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with an advantage over competitors whose customers may be more susceptible to such downturns.

    Substantially all of the Company's magazine printing is performed under contracts, the majority of which have remaining terms ranging from one to six years. The Company's strong relationships with its magazine customers have historically enabled it to extend most of its magazine contracts beyond their initial expiration dates. The Company's relationships with its top ten magazine customers averages more than 17 years.

    CATALOGS. The Company believes that it is the seventh largest printer of catalogs in the United States. The Company's key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business. In addition, the Company's business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries. Consistent with industry practice, the Company performs most of its catalog printing under short-term agreements with its customers.

    OTHER COMMERCIAL PRINTING. The Company also produces a variety of specialty commercial products such as magazine inserts, calendars, and general advertising products. These commercial products enable the Company to optimize capacity utilization by supplementing its magazine and catalog business. Additionally, the Company had produced a variety of information-intensive professional and technical journals, reference books and business directories, through its Port City subsidiary, which the Company sold on September 2, 1998.

    NEW MEDIA SERVICES. In recent years, the Company has developed a variety of multimedia, on-line and content repurposing products and services (collectively, the "New Media Services"), and the Company believes it is among the industry leaders in providing its customers with innovative, creative applications of such technologies to add value to their businesses.

    The New Media Services began as the Company became involved in the development and management of Internet websites to enhance its traditional printing capabilities and as a natural extension and expansion of its customer relationships. The Company provides interactive web-site development, tracking, analysis and reporting services to publishers and direct-marketers desiring to complement ink-on-paper magazine products with on-line, brand-based products and services and to take advantage of marketing and sales opportunities in electronic commerce.

    In addition, the Company's experience and reputation for building effective interactive web-sites and creative electronic commerce solutions has expanded its customer base for its New Media Services to non-publishing customers. The Company is a Microsoft-certified provider of web-site development services, and management intends to continue to develop innovative multimedia products and services for publishing, direct-marketing and non-publishing customers, including current projects to develop website advertising and electronic commerce.

PREPRESS

    In each of its facilities, the Company provides a full range of prepress services and equipment utilizing the latest technology, answering the demand for high quality, 24-hour preparatory services. The Company's prepress services include conventional preparatory services, (such as typesetting, proofreading, color separation, production of platemaking film, imposition, and platemaking) as well as state-of-the-art computer-to-plate technology. The Company has made significant investments in transforming its prepress operations from labor-intensive to equipment- and system-intensive processes, including the introduction of electronic prepress capabilities enabling the Company to receive, create and process pages electronically and to utilize automated platemaking equipment.

PRESS ROOM

    The Company offers its customers state-of-the-art heatset web offset press capabilities at each of its printing facilities. The Company has invested in wide web press technology which represents a substantial capital commitment matched by only a small number of well-capitalized printers. Wide web presses generate a significant cost savings on longer press runs. Other specialized press capabilities include short cut-off and gapless presses, which reduce paper waste, and 5-color presses which are used to print covers. The Company's presses can print on lower-cost paper stocks and certain presses incorporate folders to produce tabloid- and digest-size publications. The Company has both high-speed presses best suited for longer runs and other presses with shorter makeready times which are better suited for short runs. Management believes its printing operations have the consistent high quality reproduction, low paper waste, flexibility, and dependability that is required by the Company's customers.

BINDING AND FINISHING

    The Company has invested significant capital to install high-speed, automated binding and finishing equipment. Printed products requiring finishing are either saddle bound (stapled) or perfect bound (square back with adhesive). The Company's finishing services include blow-in-cards, polybagging, tipping, and tabbing.

    Among the most significant recent technological advances currently employed by the Company are ink-jet addressing and geo-demographic selective binding (on both a regional and specific carrier route basis). All of the Company's magazine and catalog binding equipment have ink-jet capabilities and partial or fully selective systems. During the binding process, a product's content can be modified to include or exclude certain materials using technologies that enable a magazine publisher or catalog merchant to customize and personalize its market by sending the same basic magazine or catalog to all consumers while inserting different advertisements, messages, prices or product offerings, depending upon the geographic and demographic characteristics of the individual customer or subscriber.

    Ink-jet personalizing is increasingly being used by many publishers and catalogers. Ink-jet addressing eliminates the additional printing of paper labels and improves mailing addressing efficiency, and allows both the cover and the order form to be labeled and to contain customer coding information. Furthermore, as magazine and catalog publishers continue to look for methods to increase the level of personalization, the ink-jet process is being used more frequently to add personal messages, specific inserts to frequent buyers, or unique coding information for order entry.

DISTRIBUTION

    Distribution is a key element in the production process to effectively manage delivery costs, and the Company provides its customers with state-of-the-art distribution and mail list services. The distribution services provided by the Company include multiple entry point analysis, pool shipping, drop shipping, load planning, over-the-road and rail services, mailing/distribution consultation, freight tracking, co-mailing analysis, mail tracking, ink-jet formatting and ink-jet tape processing.

    The Company provides a number of mail list services which are designed to improve deliverability and minimize shipping costs. Many mail list services are integrated into the finishing operation, reducing the need for redundant handling. These services include merging multiple lists and purging duplication, formatting the tapes or optical disks which run the finishing controller, isolating undeliverable addresses due to faulty zip codes, correcting zip codes, creating postnet barcoding, and sorting files to support customers' mailing strategies. Additionally, the mail list services can be used to select names to target a specific audience for a particular publication or catalog. The Company is also able to merge lists of names for the same customer or to co-mail catalogs and magazines of different customers to achieve increased postal presort discounts. Management believes smaller competitors either cannot offer these services or can only offer them in a more limited way.

    By integrating the mail list services with its distribution services, the Company maximizes postal discounts for its customers through achieving optimum presort savings and automation discounts, as well as ensuring on-time delivery. Due to its large shipping volume, the Company's plants are designated postal distribution centers, each with full-time postal employees. The Company's volume and strategic locations enable it to ship directly to U.S. Postal Service sectional center facilities, thus providing postal discounts and more timely delivery for its customers. The Company believes its distribution capabilities and favorable distribution locations provide a competitive advantage.

COMPETITION

    The Company competes in each of its market segments on the basis of price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.

    The Company's competitors in the magazine and catalog printing market consist of diversified printing companies who have facilities sufficient to compete in the national market, along with various local or regional printers with less extensive facilities who compete for local or regional business. The Company's key competitors in these markets include R.R. Donnelley & Sons, Quebecor Printing, World Color Press, Quad/Graphics, Banta Corp. and Brown Printing.

RAW MATERIALS

    Paper and ink are the primary direct materials used by the Company. Generally, direct material costs are passed on to the customer.

    The primary raw material used by the Company in its operation is paper. In 1998, the Company's customers supplied approximately two-thirds of the paper used in the printing process, and the Company supplied approximately one-third. The cost of paper is a principal factor in the Company's manufacturing costs and pricing to certain customers and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company's net sales and cost of sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Fluctuations in paper costs result in corresponding fluctuations in the Company's net sales, but typical fluctuations generally have not affected volume or profits to any significant extent. However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits. The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers' needs.

    The Company supplies all of the ink used by its customers and has strong relationships with its suppliers. The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers yield improved quality, pricing and overall services to its customers. See "Certain Relationships and Related Party Transactions."

SEASONALITY

    The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 1998.

REGULATORY COMPLIANCE

    The Company is subject to regulation under various federal, state, and local laws relating to the environment and to employee health and safety. These environmental regulations relate to the generation, storage, transportation, handling, disposal, and emission into the environment of various substances. Permits are required for operation of the Company's business and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company is also subject to regulation under various federal, state and local laws which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination, if any, at the Company's own sites and at facilities where its waste is or has been disposed. The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws. The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material, however the Company is not currently aware of any environmental or employee health or safety matter which could have a material adverse effect upon the Company's competitive or consolidated financial position.

TRADE NAMES AND TRADEMARKS

    The Company owns certain trade names and trademarks used in its business, none of which it believes are material.

RESEARCH AND DEVELOPMENT

    Suppliers of equipment and materials used by the Company perform most of the research and development related to the printing industry. Accordingly, the Company has not spent a material amount of resources for such purposes. The Company does, however, dedicate significant resources to improving its operating efficiencies and the services it provides to its customers. In an effort to realize increased efficiencies in its printing processes, the Company has made significant investments in state-of-the-art equipment, including new press and binding technology, digital photography, computer-to-plate and digital processing technology, and real-time product quality monitoring systems.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 2,200 employees, of which approximately 575 or 26% were represented by unions. All union employees are employed at the Company's Waterloo plant. As of March 1, 1999, approximately 235 of such union employees were covered under several different labor contracts which expire in 2001. The Company is currently engaged in collective bargaining negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo plant (the "GCIU Employees"). The GCIU Employees are currently working at the Company pursuant to a collective bargaining agreement which expired on June 30, 1998. Negotiations between the Company and the GCIU Employees primarily involve wages and a new worker scheduling plan which the Company believes is needed to improve recruitment and retention of new employees required for current and new volume. On March 22, 1999, the GCIU Employees, by a substantial majority, voted not to approve the Company's most recent offer. The Company informed the GCIU Employees before the vote that the offer was the Company's final contract offer. The offer was submitted for a vote to the GCIU Employees by their leadership with a recommendation that the GCIU Employees not approve it. While there is no assurance that the Company and the GCIU Employees will reach agreement on a new collective bargaining agreement, the Company believes it will reach an agreement with the remaining union employees during 1999. The Company believes that it has satisfactory employee and labor relations. However, as a result of the unresolved negotiations with GCIU Employees, and the recent loss of two major customers, the Company has commenced laying off employees in its Waterloo Plant, and expects that the number of employees affected will be significant. See "Business--Risk Factors-- Risk of Work Stoppage; Business--Recent Developments--Loss of Key Customers and Related Employee Layoffs; Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

RECENT DEVELOPMENTS

ACQUISITION OF HEARTLAND PRESS, INC.

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. for approximately $15.6 million in cash. In addition, the Company assumed approximately $6.8 million of Heartland Press's indebtedness, all of which was paid in full upon consummation of the acquisition. Heartland Press, Inc., located in Spencer, Iowa, is a printer of magazines, catalogs, and other publications. As of year end 1998, Heartland Press, Inc. employed approximately 184 employees.

LOSS OF KEY CUSTOMERS AND RELATED EMPLOYEE LAYOFFS

    As a result of unresolved negotiations with the GCIU Employees at the Company's Waterloo plant, two major customers of the Company, including Time, Inc., have recently placed the printing and production of several weekly issues, which were scheduled for production at the Waterloo plant, with competitors of the Company. These publications accounted for approximately 10% of the Company's consolidated revenues for 1998. Because of the loss of work, the Company has commenced laying off employees in its Waterloo Plant, and expects that the number of employees affected will be significant. See "Business--General; Business--Employees; and Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

RISK FACTORS

    In addition to other information in this annual report on Form 10-K, the following risk factors for the Company should be carefully considered. These risks may impair the Company's results of operations and business prospects. The risks set forth below and elsewhere in this annual report could cause actual results to differ materially from those that the Company projects.

RISK OF WORK STOPPAGE

    The Company is currently engaged in collective bargaining negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo plant (the "GCIU Employees"). The GCIU Employees are currently working at the Company pursuant to a collective bargaining agreement which expired on June 30, 1998. Negotiations between the Company and the GCIU Employees primarily involve wages and a new worker scheduling plan needed to improve recruitment and retention of new employees required for current and new volume. There is no assurance that the Company and the GCIU Employees will reach agreement on a new collective bargaining agreement, and there is no assurance that the GCIU Employees will not engage in a work stoppage. Should the GCIU Employees engage in a work stoppage, even for a short period of time, the Company believes that its business and operations will be materially adversely affected due to the immediate loss of time-critical customers, some of whom the Company believes will not do business with the Company after the end of the work stoppage. The Company has recently lost certain business as a result of the unresolved negotiations with the GCIU Employees. See "Business--Recent Developments--Loss of Key Customers and Related Employee Layoffs; Management's Discussion and Analysis of Financial Condition and Results of Operations-- Recent Developments."

HIGH LEVEL OF INDEBTEDNESS

    In connection with prior transactions, the Company has incurred a significant amount of indebtedness and is highly leveraged. In addition, subject to the restrictions in the Company's Amended and Restated Credit Agreement with its banks (the "Credit Agreement") and the Indenture (the "Indenture") related to the outstanding 10 5/8% Senior Subordinated Notes (the "Senior Notes"), the Company may incur additional senior indebtedness to finance acquisitions and capital expenditures for other general corporate purposes.

    The level of the Company's indebtedness could have important consequences to holders of the Senior Notes, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's future ability to obtain additional debt financing for working capital, capital expenditures or acquisitions may be limited; (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the printing industry and economic conditions generally, which could limit its ability to withstand competitive pressures or take advantage of business opportunities; (iv) the Company's borrowing under the Credit Agreement will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (v) all of the indebtedness incurred in connection with the Credit Agreement will become due prior to the time the principal payments on the Senior Notes will become due. Certain of the Company's competitors currently operate on a less leveraged basis and are likely to have significantly greater operating and financing flexibility than the Company.

ABILITY TO SERVICE DEBT

    The Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Company anticipates that its operating cash flow, together with available borrowings under the Credit Agreement, will be sufficient to meet its operating expenses, capital expenditure requirements and working capital needs and to service its debt requirements as they become due. However, if the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that they would enable the Company to continue to meet its debt service obligations or that they would be permitted under the terms of the Credit Agreement or Indenture.

SUBORDINATION OF THE SENIOR NOTES AND GUARANTEES

    The Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all subsidiaries of the Company (the "Subsidiary Guarantors") pursuant to guarantees (the "Guarantees"). The Guarantees will be subordinated in right of payment to all senior indebtedness of the Company and the Subsidiary Guarantors. In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company or the Subsidiary Guarantors will be available to pay obligations on the Senior Notes only after all senior indebtedness of the Company or the Subsidiary Guarantors, as the case may be, has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Notes then outstanding. Additional senior indebtedness may be incurred by the Company and the Subsidiary Guarantors from time to time, subject to certain restrictions. The Indenture generally provides that a Restricted Subsidiary (as defined) may incur indebtedness only if such Subsidiary agrees to guarantee the Senior Notes on a senior subordinated basis. The holders of the Senior Notes have no direct claim against the Subsidiary Guarantors other than claims created by the Guarantees, which may themselves be subject to legal challenge in the event of the bankruptcy or insolvency of a Subsidiary Guarantor. If such a challenge were upheld, the Guarantees would be invalidated and unenforceable. To the extent that the Guarantees are held to be unenforceable or have been released pursuant to the terms of the Indenture, the rights of holders of the Senior Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy or reorganization may, as in the case with other unsecured creditors of the Company, be subject to prior claims against such Subsidiary Guarantor.

HOLDING COMPANY STRUCTURE

    The Company is a holding company, the principal assets of which consist of equity interests in its subsidiaries. The Senior Notes are a direct obligation of the Company, which derives all of its revenues from the operations of its subsidiaries. As a result, the Company will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal of and interest on the Senior Notes. Accordingly, the Company's ability to pay interest on the Senior Notes and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries. The payment of dividends from the subsidiaries to the Company and the payment of any interest on or the repayment of any principal any loans or advances made by the Company to any of its subsidiaries may be subject to statutory restrictions under corporate law limiting the payment of dividends and are contingent upon the earnings of such subsidiaries. The Company's subsidiaries are guarantors of the indebtedness incurred under the Credit Agreement. The Senior Notes are not secured by liens against any of the Company's and its subsidiaries' assets, while the indebtedness incurred under the Credit Agreement is secured by liens against substantially all the Company's and its subsidiaries' assets.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

    The indenture restricts, among other things, the Company's and its subsidiaries' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes). The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full the indebtedness and the other indebtedness of the Company, including the Senior Notes. The Company's obligations under the Credit Agreement are secured by a security interest in substantially all the assets of the Company and its subsidiaries, including all of their cash and other tangible and intangible assets, and all real property. In addition, the Company and Perry Judd's pledged as security all of their shares of capital stock in each of their subsidiaries.

COMPETITION

    The commercial printing industry in the U.S. is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. In addition, many of the Company's competitors have substantially greater financial, marketing, distribution, management and other resources than the Company, and as the industry experiences continued consolidation, the Company's competitors may further enhance such resources. The Company also believes that excess capacity in the industry, especially during periods of economic downturn, would result in downward pricing pressure and intensified competition in the printing industry. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so may have a material adverse effect on the Company's financial condition and results of operations. See "Business--Competition."

TECHNOLOGICAL CHANGE

    Technology in the printing industry has evolved and continues to evolve. The Company has invested over $120 million (on a combined basis) in capital expenditures for printing facilities and equipment since 1993. As technology continues to evolve and as its customers' needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

RAW MATERIALS--PAPER

    The cost of paper is a principal factor in the Company's manufacturing costs and pricing to certain customers and consequently the cost of paper significantly affects the Company's net sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Typical fluctuations in paper costs result in corresponding fluctuations in the Company's net sales, but typical fluctuations generally have not affected volume or profits to any significant extent. However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits. To the extent that there are future paper costs increases and the Company is not able to pass such increases to its customers or its customers reduce their demand for the Company's products and services, the Company's financial condition and results of operations could be materially adversely affected.

    Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. Any loss of the sources for paper supply or any disruption in such sources' business or failure to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials which could have a material adverse affect on the Company's results of operations. Although the Company actively manages its paper supply and believes it has established strong relationships with its suppliers, there can be no assurance that the Company's sources of supply for its paper will be adequate or, in the event that such sources are not adequate, that alternative sources can be developed in a timely manner. If the Company is unable to secure sufficient supplies of paper of appropriate quality, its financial condition, results of operations and cash flows could be materially adversely affected. See "Business--Raw Materials."

CERTAIN CUSTOMER RELATIONSHIPS

    The Company currently provides products and services to certain customers without a written contractual arrangement. While the Company believes that its relationship with each of these customers is good, there can be no assurance that such customers will continue to do business with the Company at current levels, if at all.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

    The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee health and safety. These environmental regulations relate to the generation, storage, transportation, handling, disposal and emission into the environment of various substances. Permits are required for operation of the Company's business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company is also subject to regulation under various federal, state and local laws which allow regulatory authority to compel (or seek reimbursement for) cleanup of environmental contamination at the Company's own sites and at facilities where its waste is or has been disposed. The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws. The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material. See "Business--Regulatory Compliance."

RELIANCE ON KEY PERSONNEL

    The Company's success will continue to depend to a significant extent on its executive officers and other key management personnel. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future. In addition, the success of any acquisition by the Company may depend, in part, on the Company's ability to retain management personnel on the acquired companies. There can be no assurance that the Company will be able to retain such management personnel.

CONTROL BY PRINCIPAL STOCKHOLDERS

    Robert E. Milhous and Paul B. Milhous, the Chairman and Vice Chairman, respectively, of the Company own together beneficially a substantial majority of the outstanding capital stock of the Company. Accordingly, these stockholders have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including without limitation, approval of merger transactions involving the Company and sales of all or substantially all of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management."

PURCHASE OF NOTES UPON CHANGE OF CONTROL

    Upon a Change of Control (as defined in the Indenture) the Company will be required to offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date. A Change of Control will likely trigger an event of default under the Credit Agreement which will permit the lenders thereunder to accelerate the debt under the Credit Agreement. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Senior Notes tendered, or that, if applicable, restrictions in the Credit Agreement will allow the Company to make such required repurchases.

ITEM 2.  PROPERTIES

    Each of the Company's printing plants has a primary product expertise which allows it to maximize the efficiency and responsiveness of its operations. Information about the Company's facilities are set forth below:

                                                                        SQUARE
LOCATION                             USE                OWNED/LEASED     FEET
---------------------  -------------------------------  ------------  ----------
CORPORATE
HEADQUARTERS
Waterloo, WI.........  Executive Offices and
                       Corporate Support Functions      Lease           50,200

PREPRODUCTION
FACILITIES
Madison, WI..........  Digital Prepress Production      Lease            7,100

NEW MEDIA FACILITIES
Winchester, VA.......  New Media Services               Lease            7,000

PRINTING PLANTS
Waterloo, WI.........  Long- and medium-run magazines   Lease          298,800
Strasburg, VA........  Medium- and short-run magazines  Lease          320,000
Baraboo, WI..........  Consumer and business catalogs   Lease          434,000
Spencer, IA (acquired  Short-run magazines
2/1/99)..............                                   Own            127,000

WAREHOUSES
Waterloo, WI (3        Paper storage
sites)...............                                   Lease          112,800
Mt. Jackson, VA......  Customer supplied inserts        Lease           61,700

    In addition, the Company leases several sales offices located throughout the United States. The Company believes that none of its leases are material to its operations and that such leases were entered into on market terms.

ITEM 3.  LEGAL PROCEEDINGS

    Certain claims, suits, and complaints which arise in the ordinary course of business have been filed or are pending against the Company. The Company believes that all such matters either are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the financial statements of the Company, taken as a whole, if determined adversely against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no established public trading market for the Company's common stock or other equity securities. As of December 31, 1998, there were 10 holders of the Common Stock.

DIVIDENDS

    The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors. In addition, the Indenture governing the Company's Notes due in 2007 imposes certain restrictions on the Company's ability to make certain distributions and restricts the payment of dividends by the Company in certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for each of the last five fiscal years. This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1998 and 1997 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. Information related to 1995 and 1994 is derived from financial statements not included herein.

                                                    PERRY JUDD'S HOLDINGS, INC.
                                     ---------------------------------------------------------         PREDECESSOR
                                                                                    248 DAYS     ------------------------
                                      YEAR ENDED     YEAR ENDED     YEAR ENDED       ENDED       117 DAYS     YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   APRIL 27,   DECEMBER 31,
                                         1998           1997           1996           1995         1995          1994
                                     ------------   ------------   ------------   ------------   ---------   ------------
Statement of Operations Data:
  Net Sales........................    $292,354       $153,815       $138,511       $115,647      $ 45,920     $116,967
  Operating Expenses...............     278,968        146,987        132,003        110,384        43,639      112,376
  Income from Operations...........      13,386          6,828          6,508          5,263         2,281        4,591
  Net (Loss) Income................      (2,539)        (2,658)        (1,084)          (885)        1,062        2,643
  EBITDA(1)........................      26,019         13,866         12,906          9,267         5,330       14,440
Balance Sheet Data (end of period):
  Working Capital..................      73,579         32,890          7,306         11,888        12,845       15,794
  Total Assets.....................     231,320        233,354        104,281        119,032        98,384       87,354
  Long Term Debt...................     139,101        143,186         52,539         58,165            --           --
  Minority Interests...............       7,097          6,935          6,772          9,012            --           --
  Stockholders' Equity.............      23,835         26,374         15,532         16,616        68,565       65,718

------------------------

(1) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization, and gains and losses on dispositions of assets. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company's financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. See the Company Consolidated Statements of Cash Flows and the related notes thereto included in this Annual Report on Form 10K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    As a result of unresolved negotiations with the GCIU Employees at the Company's Waterloo plant, two major customers of the Company, including Time, Inc., have recently placed the printing and production of several weekly issues with competitors of the Company. These publications accounted for approximately 10% of the Company's consolidated revenues for 1998. Although the Company cannot predict whether it will ever regain or replace any business which has been lost, the Company does believe that the longer the negotiations with the GCIU Employees remain unresolved, the less likely the Company will be able to regain the lost business. Because of the loss of work, the Company has commenced laying off employees in its Waterloo Plant, and expects that the number of employees affected will be significant. As a result of these factors, the Company may experience a material adverse effect on its financial condition and results of operations. See "Business--Employees."

RESULTS OF OPERATIONS

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997

    Net sales increased by $138.6 million or 90.1% to $292.4 million for the year ended December 31, 1998 from $153.8 million for the year ended December 31, 1997. Of this increase, $126.0 million resulted primarily from the addition of sales from Judd's, which the Company acquired in December 1997, and the remaining increase resulted from substantially higher volume of production units from new and existing customers. Paper costs were 27.1% of net sales for the year ended December 31, 1998 compared to 27.6% of net sales for the year ended December 31, 1997.

    Costs of production increased by $111.3 million or 89.8% to $235.4 million for the year ended December 31, 1998 from $124.1 million for the year ended December 31, 1997, due primarily to the addition of costs from Judd's during 1998, and overall increased volume of production. Costs of production as a percentage of net sales decreased to 80.5% for the year ended December 31, 1998 from 80.7% for the year ended December 31, 1997.

    Selling, general and administrative expenses increased by $14.8 million or 94.3% to $30.5 million for the year ended December 31, 1998, compared to $15.7 million for the year ended December 31, 1997. Selling, general and administrative expenses also increased as a percentage of net sales from 10.2% in the 1997 period to 10.4% in the 1998 period. Selling expenses increased as a result of higher volume while general and administrative expenses increased due to staff additions related to acquisition activities. A majority of the $14.8 million increase related to the Judd's operations included during the year ended December 31, 1998.

    Depreciation expense increased by $4.3 million or 63.1% to $11.1 million for the year ended December 31, 1998 from $6.8 million for the year ended December 31, 1997, primarily as a result of additional fixed assets placed in service during the year ended December 31, 1998 and the inclusion of Judd's depreciation for the full year of 1998.

    Income from operations increased by $6.6 million or 96.0% to $13.4 million for the year ended December 31, 1998 from $6.8 million for the year ended December 31, 1997, due to the factors discussed above.

    Rents and operating lease expense increased $7.9 million or 154.9% to $13.0 million from $5.1 million for the year ended December 31, 1998 versus the year ended December 31, 1997 and was primarily attributable to the addition of costs from Judd's during 1998, a full year impact associated with the sale/ leaseback of the Wisconsin properties and four months impact associated with the sale/leaseback of the Judd's properties. The remaining increase resulted from new capital equipment investments in the various operating divisions.

    EBITDA increased $12.2 million or 87.7% to $26.0 million for the year ended December 31, 1998 from $13.9 million for the year ended December 31, 1997 as a result of higher production volumes and the operating benefits of new capital equipment investments. EBITDA decreased as a percent of net sales from 9.0% to 8.9% principally as a result of higher rents and operating lease expense.

    Interest expense increased by $8.4 million or 130.3% to $14.8 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997 as a result of increased level of debt incurred from the Judd's acquisition in December 1997.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER 31, 1996

    Net sales increased $15.3 million or 11.0% to $153.8 million for the year ended December 31, 1997 from $138.5 million for the year ended December 31, 1996. The increase resulted from Judd's sales included for the last 16 days of 1997 and substantially higher volume of production units from new and existing customers offset by lower paper billings, as a greater percentage of paper was customer supplied, and softness in the pricing of catalog and other commercial printing sales. Paper costs were 28% of net sales for the year ended December 31, 1997 compared to 32% of net sales for the year ended December 31, 1996.

    Costs of production increased $10.9 million or 9.6% to $124.1 million for the year ended December 31, 1997 from $113.2 million for the year ended December 31, 1996, principally from Judd's production included for the last 16 days of 1997 and overall increased volume of production offset by lower paper costs related to the reduced percentage of paper purchased for customer requirements. Costs of production as a percent of net sales were 80.7% for the year ended December 31, 1997 as compared to 81.7% experienced for the year ended December 31, 1996, principally as a result of the benefits from higher volume of production and improved operating efficiencies gained from capital investments.

    Selling, general and administrative expenses increased $3.3 million or 26.6% to $15.7 million for the year ended December 31, 1997 compared to $12.4 million for the year ended December 31, 1996. Selling, general and administrative expenses also increased as a percent of net sales from 8.9% in the 1996 period to 10.2% in the 1997 period. Selling expenses increased as a result of higher volume while general and administrative expenses increased due to staff additions related to acquisition activities. Approximately half of the $3.3 million increase related to the Judd's operations for the 16 day period ending December 31, 1997.

    Depreciation expense increased $0.9 million or 16.9% to $6.8 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996 as a result of additional fixed assets placed in service during the year ended December 31, 1997 and Judd's depreciation for the last 16 days of 1997.

    Income from operations increased $0.3 million or 4.6% to $6.8 million for the year ended December 31, 1997 from $6.5 million for the year ended December 31, 1996, due to the factors discussed in the preceding paragraphs.

    Rents and operating lease expense increased $0.8 million or 18.6% to $5.1 million from $4.3 million for the year ended December 31, 1997 versus the year ended December 31, 1996 and was attributable to new capital equipment investments in the prepress and bindery areas.

    EBITDA increased $1.0 million or 7.8% to $13.9 million for the year ended December 31, 1997 from $12.9 million for the year ended December 31, 1996 as a result of higher production volumes and the operating benefits of new capital equipment investments. EBITDA decreased as a percent of net sales from 9.3% to 9.0% principally as a result of higher rents and operating lease expense.

    Interest expense increased $0.5 million or 8.5% to $6.4 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996 as a result of increased level of debt incurred from the Judd's acquisition on December 16, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $26.0 million, $13.9 million and $12.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Working capital was $73.6 million, $32.9 million and $7.3 million at December 31, 1998, 1997 and 1996, respectively. The Judd's acquisition on December 16, 1997 and a reduction of $5.1 million in current portion of long-term debt was primarily responsible for the increased level of working capital at the end of 1997 versus the end of 1996. The $42.7 million increase in working capital at December 31, 1998 versus December 31, 1997 was primarily attributable to the proceeds net of fees and expenses received from the sale/leaseback of the Judd's properties of $20.9 million in August 1998 and from the sale of Port City Press of $29.4 million in September 1998, offset by capital expenditures of $7.5 million.

    Capital expenditures for purchased assets and asset acquisitions funded under operating leases were as follows for the periods indicated (dollars in millions):

                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
CAPITAL EXPENDITURES                        1998           1997           1996
--------------------------------------  ------------   ------------   ------------
Purchased.............................     $ 7.5          $ 3.2          $ 5.2
Funded under operating leases.........      13.1           11.6            3.3
                                           -----          -----          -----
Total.................................     $20.6          $14.8          $ 8.5
                                           -----          -----          -----
                                           -----          -----          -----

    These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment. The purchased capital investments have been funded by internally generated funds and by borrowings under the Credit Agreement. Generally, these capital expenditures have increased or will increase the Company's production capacity and are part of the Company's objective to maintain modern, efficient plants and technologically advanced equipment.

    Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases. On December 16, 1997, simultaneously with the consummation of the Judd's acquisition, the Company completed the sale and leaseback of all its Wisconsin real property which included two printing plants, three warehouses and the corporate headquarters. This sale/leaseback generated net proceeds of approximately $17.6 million, which was used to prepay term debt outstanding under the existing credit agreement. The initial annual lease expense incurred under the operating lease resulting from this sale/leaseback was $1.9 million with 10.0% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term.

    On December 16, 1997, concurrently with the consummation of the Judd's acquisition and the issuance of the Senior Notes, the Company amended and restated its existing term loan and revolving credit facility to provide a $45 million Revolving Credit Facility (based upon a borrowing base) and a $30 million Term Loan Facility. The scheduled amortization of the Term Loan Facility is payable in monthly installments. In addition to the scheduled amortization, the Term Loan Facility will be amortized by 75% of the annual excess cash flow with payments to be applied in inverse order. The Credit Agreement has an initial term of five years with renewals thereafter upon the mutual agreement of all parties.

    On August 17, 1998, the Company entered into a sale/leaseback transaction for the majority of the Judd's real property, which included two printing plants in Virginia and one in Baltimore, Maryland. This sale and leaseback generated approximately $20.9 million in net proceeds which are subject to certain restrictions described below. The initial annual lease expense incurred under the operating lease was $2.3 million with 14.5% escalations scheduled at the start of the sixth and eleventh year of the 15 year term.

    On September 2, 1998, the Company consummated the sale of all of the outstanding shares of capital stock of its wholly-owned subsidiary, Port City, to Mack Printing Company. The aggregate cash consideration received was $29.4 million net of closing costs and fees which are subject to certain restrictions described below. Net sales and income from operations for this facility which are included in the consolidated results of operations are as follows:

                                          DECEMBER 16, 1997
                                        (DATE OF ACQUISITION)    JANUARY 1, 1998
                                               THROUGH               THROUGH
                                          DECEMBER 31, 1997     SEPTEMBER 2, 1998
                                        ---------------------   -----------------
Net Sales.............................      $1.9 million          $24.4 million
Income from Operations................      $0.1 million          $ 2.6 million

    The net assets of the Port City operation included in the consolidated balance sheet at December 31, 1997 were approximately $28.5 million.

    The proceeds, net of income taxes payable, received for the sale/leaseback of Judd's real property and the sale of Port City are available only for future acquisitions and capital expenditures under the Company's Credit Agreement, subject to certain limitations for 330 days subsequent to the receipt of proceeds. These net proceeds are included in restricted cash as of December 31, 1998 and must be utilized for such purposes or be used to prepay term debt.

    Rents and operating lease expense were approximately $13.0 million, $5.1 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    At December 31, 1998, the Company had utilized all net operating loss carryforwards for federal income tax purposes to reduce taxable income, which was largely generated by the sale/leaseback of the Judd's properties and the sale of Port City. The Company has alternative minimum tax carryover credits of $3.0 million as of December 31, 1998, which do not expire and may be applied against regular tax in the future, in the event regular tax expense exceeds alternative minimum tax.

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. for approximately $15.6 million in cash. In addition, the Company assumed approximately $6.8 million of Heartland Press's indebtedness, all of which was paid in full upon consummation of the acquisition.

    The Company plans to fund the majority of its major new capital expenditures through operating leases for the foreseeable future. The Company believes that cash generated from operations and available borrowings under the Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 1998.

YEAR 2000

    The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Consequently, any date-sensitive computer processing logic may recognize a date using "00" for the year as the year 1900 rather than the year 2000. If not remedied, this could result in erroneous warning messages, system failure or miscalculations which could potentially disrupt operations or cause less than optimum operating efficiencies.

    The Company's business software applications have been reviewed for their ability to operate correctly in the year 2000 and beyond. It has been determined that some software package version upgrades and modification of some existing internally developed programs will be required so that the computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with minor modification and with the version upgrades, the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could have a material impact on the operations of the Company.

    The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issue. There can be no guarantee that the systems of other companies on which the Company systems rely will be converted in a timely fashion, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the printing services it has sold.

    The Company will utilize both internal and external resources to modify internally developed programs and upgrade package software where indicated. The Company plans to complete the year 2000 project no later than mid-1999. The indicated software upgrades and version changes are being provided by the software developers as part of the normal software support contracts for those products. These costs were expensed as incurred in 1998 and are not expected to have a material effect on the results of operations during 1999. There were no remediation costs incurred during 1998 and such costs are not expected to exceed $250,000 during 1999.

    The most reasonable, likely, worst case scenario would be for the Company to fail to completely remediate certain legacy software programs used at the Strasburg, Virginia operations. If unsuccessful in its attempts to remediate these programs, the Company would adopt alternative, less efficient processes and procedures until such remediation is complete.

    The costs of the project and the date on which the Company plans to complete the year 2000 efforts are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party software developer modification plans and other factors. However, there can be no guarantee that these estimates will be accurate and actual results could potentially differ materially from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its Subsidiaries as of March 1, 1999. All of the persons listed below are U.S. citizens.

DIRECTORS AND SENIOR EXECUTIVE OFFICERS

NAME                            AGE                   POSITION
------------------------------  --- ---------------------------------------------
Robert E. Milhous.............  62  Chairman of the Board of Directors
Paul B. Milhous...............  60  Vice-Chairman of the Board of Directors
Craig A. Hutchison............  46  Director, President and Chief Executive
                                    Officer
Thomas V. Bressan.............  50  Director and Secretary
David E. Glick................  52  Director and Executive Vice President,
                                    Operations and Online Services
Verne F. Schmidt..............  58  Director, Senior Vice President and Chief
                                    Financial Officer
Beth A. Lindsay...............  44  Senior Vice President, Human Resources

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

NAME                            AGE                   POSITION
------------------------------  --- ---------------------------------------------
Howard D. Sullivan............  62  Senior Vice President, Publication Sales
Timothy M. Smith..............  41  Vice President, Publications Sales
Larry F. Celey................  53  Vice President, Commercial and Catalog Sales
                                    (Eastern Region)
Stephen M. Sanfelippo.........  41  Vice President, Commercial and Catalog Sales
                                    (Central Region)
Bradley J. Hoffman............  37  Vice President, Corporate Controller
Walter A. Edwards.............  48  Vice President, Division Manager--Baraboo
                                    Plant
Larry C. Cole.................  55  Vice President, Division Manager--Waterloo
                                    Plant
Allen C. Briggs...............  50  Vice President, Division Manager--Strasburg
                                    Plant

    ROBERT E. MILHOUS has been Chairman of the Board of both the Company and Perry Judd's since December 1994. Mr. Milhous was Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993. Mr. Milhous is also the Chairman of the Board of Directors of Novamil Corporation ("Novamil"), which manages various manufacturing companies owned by affiliates controlled by himself and Paul B. Milhous. Robert E. Milhous is the brother of Paul B. Milhous.

    PAUL B. MILHOUS has been Vice Chairman of the Board of both the Company and Perry Judd's since December 1994. Mr. Milhous was Vice Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993. Mr. Milhous is also the Vice-Chairman of the Board of Directors of Novamil, which manages various manufacturing companies owned by affiliates controlled by himself and Robert E. Milhous. Paul B. Milhous is the brother of Robert E. Milhous.

    CRAIG A. HUTCHISON has been the President of Perry Judd's since April 1995. Prior to that Mr. Hutchison was president of Perry Printing Corporation ("Perry Printing"), the predecessor of Perry Judd's, since 1989. Mr. Hutchison has served on the Boards of Directors of the Company and Perry Judd's since April 1995.

    THOMAS V. BRESSAN has been Managing Director of Mergers and Acquisitions for Novamil since 1987.

    DAVID E. GLICK joined Perry Judd's as the Executive Vice President of Operations and Online Services and as a director of the Company in February 1998. From 1993 to January 1998, Mr. Glick served in various capacities at Treasure Chest Advertising, a subsidiary of Big Flower Press Holdings, Inc., including Senior Vice President of Operations, Senior Vice President and General Manager of Operations and Sales and Senior Vice President of Operations and Technology.

    VERNE F. SCHMIDT has been Senior Vice President and Chief Financial Officer since he joined Perry Judd's in January 1997 and was elected to the Board of Directors of the Company in February 1998. From 1974 through 1996, Mr. Schmidt held various financial and accounting positions including Senior Vice President and Chief Financial Officer of Ringier America and its predecessor companies.

    BETH A. LINDSAY has been Senior Vice President of Human Resources since joining Perry Judd's in March 1996. From 1982 to 1996, Ms. Lindsay was employed with World Color Press in various positions, including Human Resources Director, Vice President Human Resources, Commercial Division, and Regional Vice President, Human Resources.

    HOWARD D. SULLIVAN. Howard D. Sullivan has been Senior Vice President, Publication Sales since December 1997. Prior to this date, Mr. Sullivan served as Vice President of Sales and Customer Service, Shenandoah Valley. Mr. Sullivan joined Judd & Detweiler in 1958 and rose to the position of Executive Vice President by 1979. He left Judd's in 1988 to serve as President and CEO of Holliday-Tyler Printing Corporation. He returned to Shenandoah Valley as Vice President and Regional Sales Manager in 1992.

    TIMOTHY M. SMITH has been Vice President of Publication Sales of Perry Judd's since January 1997. Prior to assuming his current responsibilities, Mr. Smith was Vice President of National Accounts from 1994 to 1997. Mr. Smith served as Vice President of Eastern Sales from May 1993 to 1994 and, before that, he was director of Sales from 1990 to 1993.

    LARRY F. CELEY has been Vice President of Eastern Region Commercial Sales of Perry Judd's since July 1997. From 1993 to July 1997, Mr. Celey served as Senior Vice President of Sales and Marketing. From 1986 to August 1993, Mr. Celey serviced as New York Regional Vice President of Sales for Publications and Commercial Sales of W.A. Krueger (Ringier America).

    STEPHEN M. SANFELIPPO has been Vice President Central Region Commercial Sales of Perry Judd's since October 1997. Prior to assuming his current responsibilities, Mr. Sanfelippo served as Director of Central Region Sales from 1994 to October 1997.

    BRADLEY J. HOFFMAN has been Vice President, Corporate Controller of Perry Judd's since May 1998 and previously was Vice President, Finance of Perry Printing from July 1994. From December 1992 to July 1994, Mr. Hoffman served as Controller Web Division/Waterloo Plant. From September 1989 to December 1992, Mr. Hoffman was Chief Financial Officer and Director of Operations at Putman Publishing Company.

    WALTER A. EDWARDS has been Vice President and General Manager of the Baraboo Plant since joining Perry Judd's in January 1996. From 1991 to 1995, Mr. Edwards was employed by World Color Press as Vice President and Regional Manager. From 1974 to 1991, Mr. Edwards held a variety of positions at R.R. Donnelley & Sons/Meredith-Burda, including Vice President, Manufacturing and Group Manufacturing Manager.

    LARRY C. COLE has been Vice President and General Manager of the Waterloo Plant since March 1991. From January 1990 to March 1991, Mr. Cole served as Vice President of Operations of Perry Printing. Mr. Cole joined Perry Printing in 1988 as Director of Material Management.

    ALLEN C. BRIGGS has been Vice President Division Manager of the Strasburg Division of Perry Judd's since May 1998. From February 1994 until May 1998, he was employed at Treasure Chest Advertising as Vice President Division Manager. From January 1993 until February 1994, he held various positions at Ringier America, including Vice President, Division Manager. From October 1988 to January 1993, Mr. Briggs was employed as Vice President of Manufacturing at Shenandoah Valley.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Non-employee directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company and its subsidiaries. In addition, Robert E. Milhous and Paul B. Milhous each receive $25,000 annual compensation for their services as Chairman and Vice Chairman, respectively, of the Board of Directors of the Company and its subsidiaries.

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the year ended December 31, 1998 by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers"):

                        1998 SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                COMPENSATION(2)
                                               ANNUAL COMPENSATION(1)        ---------------------
                                          --------------------------------        SECURITIES
                                                              OTHER ANNUAL    UNDERLYING OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION                SALARY    BONUS    COMPENSATION       (# OF SHARES)       COMPENSATION(1)
----------------------------------------  --------  --------  ------------   ---------------------   ---------------
Craig A. Hutchison,                       $299,027        --         --                --                     --
  PRESIDENT AND CEO

David E. Glick,                           $235,740  $150,000         --                --                $77,122(3)
  EXECUTIVE VICE PRESIDENT,
  OPERATIONS AND ONLINE SERVICES

Howard D. Sullivan,                       $231,988               $5,890(5)             --                $20,784(4)
  SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,                         $211,077        --         --                --                $18,640(3)
  SENIOR VICE PRESIDENT AND
  CHIEF FINANCIAL OFFICER

Beth A. Lindsay,                          $172,154        --         --                --                     --
  SENIOR VICE PRESIDENT,
  HUMAN RESOURCES

------------------------

(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company and certain perquisites and other personal benefits, securities or property received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 1998.

(3) Consists of relocation expenses paid by the Company.

(4) Consists of deferred compensation paid under a non qualified plan.

(5) Consists of auto lease payments paid by the Company.

OPTION GRANTS

    The following tables sets forth certain information concerning grants of stock options during 1998 to the Named Executive Officers:

                             OPTION GRANTS IN 1998

                                                       INDIVIDUAL GRANTS(1)
                                          ----------------------------------------------
                                                        PERCENT
                                                          OF
                                                         TOTAL                             POTENTIAL REALIZABLE VALUE AT
                                          NUMBER OF     OPTIONS                            ASSUMED ANNUAL RATES OF STOCK
                                          SECURITIES    GRANTED                            PRICE APPRECIATION FOR OPTION
                                          UNDERLYING      TO       EXERCISE                             TERM
                                            OPTION     EMPLOYEES    PRICE     EXPIRATION   ------------------------------
NAME                                       GRANTED      IN YEAR     ($/SH)       DATE         0%        5%        10%
----------------------------------------  ----------   ---------   --------   ----------   --------  --------  ----------
Craig A. Hutchison,                             --         --          --           --           --        --          --
  PRESIDENT AND CEO

David E. Glick,                             10,075(2)      75%      $0.01       1/1/16     $251,774  $606,067  $1,400,303
  EXECUTIVE VICE PRESIDENT,
  OPERATIONS AND ONLINE SERVICES

Howard D. Sullivan,                             --         --          --           --           --        --          --
  SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,                               --         --          --           --           --        --          --
  SENIOR VICE PRESIDENT AND
  CHIEF FINANCIAL OFFICER

Beth A. Lindsay,                                --         --          --           --           --        --          --
  SENIOR VICE PRESIDENT,
  HUMAN RESOURCES

------------------------

(1) No stock appreciation rights were granted in 1998.

(2) Options are immediately exercisable, but any option shares issued on exercise are subject to repurchase by the Company on termination of employment at the $0.01 exercise price per share until vested. Option shares vest (i) as to 10% on each of December 31, 1998, 1999, 2000, 2001 and 2002,
    (ii) as to 15% on each of December 31, 2002 and 2003 and (iii) the remaining 20% on December 31, 2004, subject to acceleration in the years 1999-2002 based on achievement of performance goals and in certain change of control transactions. The exercise price is $0.01 per share. Vested shares are also subject to repurchase by the Company upon termination of employment pursuant to a formula based on Company earnings. See "1995 Stock Option Plan."

YEAR-END OPTION TABLE

    The following table sets forth certain information concerning the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1998. No stock options were exercised by any Named Executive Officer in 1998.

                      AGGREGATED OPTION EXERCISES IN 1998
                        AND 1998 YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                     OPTIONS AT YEAR-END          IN-THE-MONEY OPTIONS
                                                                          (#)(1)(3)                AT YEAR-END ($)(2)
                              SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                            ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  ---------------   --------------   -----------   -------------   -----------   -------------
Craig A. Hutchison,                  --               --            8,750            --         $218,663(4)        --
  PRESIDENT AND CEO

David E. Glick,                      --               --           10,075            --         $251,774(5)        --
  EXECUTIVE VICE PRESIDENT,
  OPERATIONS AND ONLINE
  SERVICES

Howard D. Sullivan,                  --               --               --            --               --           --
  SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,                    --               --            3,500            --         $ 87,465(6)        --
  SENIOR VICE PRESIDENT AND
  CHIEF FINANCIAL OFFICER

Beth A. Lindsay,                     --               --            3,500            --         $ 87,465(7)        --
  SENIOR VICE PRESIDENT,
  HUMAN RESOURCES

------------------------

(1) No stock appreciation rights were outstanding or exercised in 1998.

(2) There was no public trading market for the common stock as of December 31, 1998. Accordingly, these values have been calculated on the basis of the fair market value of the Company's Common Stock (regardless of any restrictions thereon) immediately prior to the Acquisition as determined by the Company's Board of Directors, less the applicable exercise price.

(3) All options are immediately exercisable but option shares issued are subject to repurchase by the Company on termination of employment at the $0.01 exercise price until vested. Options vest (i) as to 10% on December 31 of each of the first five calendar years commending with December 31 of the calendar year of the option grant, (ii) as to 15% on December 31 of each of the next two years and (iii) the remaining 20% on December 31 of the eighth calendar year from the issuance date subject to acceleration in the first five calendar years after issuance based on achievement of performance goals and in certain change of control transactions. The exercise price is $0.01 per share. Vested shares are also subject to repurchase by the Company upon termination of employment pursuant to a formula based on Company earnings. See "1995 Stock Option Plan."

(4) Includes $131,198 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at $0.01 exercise price.

(5) Includes $226,597 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

(6) Includes $69,972 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

(7) Includes $61,226 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

EMPLOYMENT AGREEMENT

    On April 28, 1995, Craig Hutchison entered into a three-year employment agreement with Perry Judd's (the "Employment Agreement") to serve as President and Chief Executive Officer of Perry Judd's. The employment agreement was extended for one year commencing April, 1998 and unless terminated by written notice of either party, the Employment Agreement renews automatically for up to four one-year periods. The Employment Agreement provides for a base salary of $235,000, subject to adjustment upward at the discretion of the Board of Directors. Mr. Hutchison's current annual base salary is $300,000. Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other life, welfare and health plans and benefit programs made available by the Company to the senior executive officers of the Company. The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, the expiration of the fifth term extension, or for termination other than for cause, death or permanent disability. The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter. However, if such effective date shall be subsequent to the expiration of a fourth term extension it shall be assumed that Mr. Hutchison would have been entitled to salary at the rate in effect on the effective date of termination during such one year period after such date notwithstanding the expiration of the fifth term extension.

    Under the severance arrangement with Mr. Hutchison, (i) if there is a change in control and (ii) if the aggregate value of stock and stock options held by Mr. Hutchison ("equity value") is less than $2,000,000 and (iii) if (a) Mr. Hutchison's employment is terminated as a result of the change of control, (b) Mr. Hutchison is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Hutchison is asked to relocate and instead leaves the Company, Mr. Hutchison's salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first. Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Hutchison is less than $1,000,000, the Company will be obligated to pay Mr. Hutchison the amount of such difference.

CHANGE IN CONTROL SEVERANCE PROGRAM

    The Company entered into two severance arrangements with two of its executive officers, Verne F. Schmidt and David E. Glick, in December, 1996 and January, 1998, respectively, under which each officer is entitled to certain benefits in the event of a change in control of the Company.

    Under the severance arrangement with Verne F. Schmidt, (i) if there is a change in control and (ii) if (a) Mr. Schmidt's employment is terminated or (b) Mr. Schmidt does not have the opportunity to accept a comparable position with a successor entity after a change of control, Mr. Schmidt will receive his current salary and benefits for up to one year or until he accepts another position, whichever occurs first.

    Under the severance arrangement with David E. Glick, (i) if there is a change in control and (ii) if the aggregate value of stock and stock options held by Mr. Glick ("equity value") is less than $2,000,000 and (iii) if (a) Mr. Glick's employment is terminated as a result of the change of control, (b) Mr. Glick is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Glick is asked to relocate and instead leaves the Company, Mr. Glick's salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first. Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Glick is less than $1,000,000, the Company will be obligated to pay Mr. Glick the amount of such difference. In addition, upon death, disablement, or change in control, the Company will be obligated to purchase one of Mr. Glick's homes in North Barrington, Illinois or Madison, Wisconsin, as determined by Mr. Glick or his survivor, if Mr. Glick still owns both homes.

STOCKHOLDER AGREEMENTS

    Certain agreements among the stockholders of the Company, to which the Company is also a party, provide majority stockholders proposing to sell shares in a change of control transaction with the right to require the other stockholders to include their shares in such sale. Conversely, minority stockholders have the right to sell shares on a sale by majority stockholders on a pro rata basis. In addition, the agreements provide stockholders with rights of first refusal on proposed transfers of shares by other stockholders.

MANAGEMENT INCENTIVE COMPENSATION PLAN

    The Company's management employees, including the Named Executive Officers, are eligible to participate in the Company's Management Incentive Compensation Program (the "Management Incentive Program"). Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company's achievement of financial performance targets that are based on the Company's annual budget as approved by the Board of Directors. To date, no bonuses have been paid under the Management Incentive Program.

1995 STOCK OPTION PLAN

    On May 6, 1995, the Board of Directors of PPC Holdings adopted and the stockholders approved the 1995 Stock Option Plan which was subsequently amended by the Board of Directors in September 1995 (the "Stock Option Plan"), which provides for the grant of non-statutory stock options ("Options") for the purchase of common stock of the Company to officers and employees of and consultants to the Company. The maximum number of shares of common stock issuable under the Stock Option Plan is 39,059. The Stock Option Plan is currently administered by the Board of Directors of the Company, but can be delegated to an authorized committee thereof.

    Options granted under the Stock Option Plan are "hybrid" performance options. Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the $0.01 original exercise price until vested. Options vest as follows: 10% on December 31 of each of the first five calendar years of service commencing with December 31 of the calendar year of the option grant; 15% on December 31 of the next two calendar years; and the remaining 20% on December 31 of the eighth calendar year from the issuance date. Accelerated vesting of Options can occur during the first five calendar years after issuance upon the Company's attainment of performance milestones, determined annually by the Board of Directors. For each year in which performance milestones are attained, 10% of the shares under the Options shall vest on an accelerated basis, with the installments that would vest latest under the Options being accelerated first. Outstanding Options also accelerate upon the occurrence of a change of control of the Company, unless the successor adopts the Stock Option Plan and does not terminate or constructively terminate the optionholder (other than for cause) for one year following the change of control. To date, no accelerated vesting has occurred. The exercise price of Options under the Stock Option Plan is set at $0.01 per share, and each Option has an 18-year term.

    In addition to the right to repurchase unvested option shares described above, under the Stock Option Plan, the Company has a right to repurchase vested shares at a per share price based on a multiple of the Company's EBITDA less outstanding debt. In addition, the Company is obligated to repurchase, based on the same formula as above, any vested option shares issued or issuable under outstanding Options at the end of their 18-year term. The Stock Option Plan also provides that the Company has a right of first refusal on any proposed disposition of shares acquired under an Option by sale, transfer or in connection with a marital dissolution, which right shall lapse upon the initial public offering of the Company's common stock.

401(k) PLAN

    The Company's operating subsidiary, Perry Judd's, implemented a 401(k) Retirement Savings Plan effective April 28, 1995 (the "401(k) Plan"). All employees 21 years of age or older employed by Perry Judd's and any affiliated company who adopts the plan (which will, after the Acquisition, include Judd's and the former Judd's subsidiaries) are or will be eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than certain specified amounts depending upon the employee's level of compensation. Each company participating in the 401(k) Plan makes contributions to the 401(k) Plan equal to 3% of eligible earnings of all qualified participating employees, as determined under the 401(k) Plan. Participating employees are 100% vested in all contributions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company does not have a compensation committee. The following officers and employees participated in deliberations concerning executive compensation:
Robert E. Milhous, Paul B. Milhous, Craig A. Hutchison and Beth A. Lindsay.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table set forth certain information regarding beneficial ownership of the Company's common stock as of March 1, 1999 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group. Except as otherwise listed below, the address of each person listed is c/o Perry Judd's Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

                                                                      SHARES
                                                                   BENEFICIALLY
                                                                   OWNED(1) AT
                                                                  MARCH 1, 1999
                                                                 ----------------
NAME                                                             NUMBER   PERCENT
---------------------------------------------------------------  -------  -------
Ropamil Limited Partnership(2) ................................  797,360   89.0
  791 Park of Commerce Drive
  Boca Raton, Florida 33487

Craig A. Hutchison(3)..........................................   26,870    3.0

David E. Glick(4)..............................................   10,075    1.1

Verne F. Schmidt(5)............................................    3,500      *

Thomas V. Bressan..............................................    7,000      *

Beth A. Lindsay(6).............................................    5,650      *

All directors and executive officers as a group (12              871,739   97.0
  persons)(7)..................................................

------------------------

*   Less than 1%

(1) Includes shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 1, 1999.

(2) Robert E. Milhous, a director, and the Chairman of the Board of Directors of the Company and Paul B. Milhous, a director and the Vice-Chairman of the Board of Directors of the Company and certain affiliated entities beneficially own the partnership interests in this partnership.

(3) Includes 8,750 shares issuable under immediately exercisable options. Of such shares, 5,250 shares are unvested and, if issued on an exercise of the options, as of March 1, 1999, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(4) Includes 10,075 shares issuable under immediately exercisable options. Of such shares, 9,067.5 shares are unvested and, if issued on an exercise of the options, as of March 1, 1999, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(5) Includes 3,500 shares issuable under immediately exercisable options. Of such shares 2,800 shares are unvested and, if issued on an exercise of the options, as of March 1, 1999, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(6) Includes 3,500 shares issuable under immediately exercisable options. Of such shares, 2,450 shares are unvested and, if issued on an exercise of the options, as of March 1, 1999, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(7) Includes an aggregate of 39,059 shares issuable under immediately exercisable options. Of such shares, an aggregate of 28,866 shares are unvested and, if issued on an exercise of the options, as of March 1, 1999, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Perry Judd's and Novamil Corporation ("Novamil"), a California corporation owned beneficially by Robert E. Milhous, Chairman of the Company, and Paul B. Milhous, Vice Chairman of the Company, were parties to a Management Agreement dated as of April 28, 1995 which was subsequently assigned by Perry Judd's to the Company and amended by Perry Judd's and Novamil as of December 16, 1997 (the "Amended Management Agreement"). Pursuant to the Amended Management Agreement, Novamil provides the Company certain management services by agents and employees of Novamil other than Robert E. Milhous and Paul B. Milhous in connection with business strategy, operations and finance. Under the Amended Management Agreement, the Company pays to Novamil an annual management fee of $750,000 payable in equal monthly installments and subject to annual adjustment for increases in costs of living. The Amended Management Agreement has a term of five years from December 16, 1997, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.

    Pursuant to a consulting agreement dated April 28, 1995 (the "Consulting Agreement"), Robert E. Milhous and Paul B. Milhous provided consulting services to Perry Judd's as principals of New House Capital Management Corp., a Delaware corporation, for which Perry Judd's pays an annual consulting fee of $450,000, payable in equal monthly installments. The Consulting Agreement has an initial term of five years, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period. Upon consummation of the Transactions on December 16, 1997, the Consulting Agreement was assigned by Perry Judd's to the Company.

    Pursuant to a promissory note dated November 15, 1996, PPC Holdings loaned to Thomas V. Bressan the principal amount of $175,000 at an interest rate of 7% per annum. Principal and interest is payable in four annual installments of $26,100 with final payment of all principal and interest outstanding thereafter due and payable on November 15, 2001.

    Pursuant to a consulting agreement dated as of January 10, 1997, Thomas V. Bressan, Director of the Company, provides consulting services to Perry Judd's regarding strategic planning, acquisition analysis and structuring, financing and other significant corporate transactions, and other business strategies. The agreement has a term of five years, unless earlier terminated upon the liquidation or dissolution of the Company, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period. The total consulting fee payable under the agreement is $225,000, payable in five equal annual installments of $45,000.

    On December 16, 1997, Ropamil, an affiliate of Robert E. Milhous and Paul B. Milhous, was issued 95,000 shares of Series A Preferred Stock of the Company in exchange for $9.5 million in outstanding principal and interest under a certain $6.5 million promissory note of the Company dated May 2, 1995.

    On December 16, 1997, a trust of which Robert E. Milhous is a trustee and a trust of which Paul B. Milhous is the trustee each purchased an aggregate of 80,000 shares of Common Stock at a purchase price of $2.0 million.

    Since May 1995, Perry Judd's has purchased a substantial portion of its total ink requirements from Marpax, Inc. ("Marpax"). A company owned by Robert
E. Milhous and Paul B. Milhous acts as a procurement agent for Marpax in procuring the raw materials used by Marpax in the manufacture of its ink. The Company also purchases ink from other vendors on terms and at prices substantially the same as those provided by Marpax. The Company expects to continue to purchase a substantial portion of its total ink requirements from Marpax so long as it is able to do so on terms no less favorable than those generally available from other vendors. As a result of its relationship with Marpax, the Company believes it has been able to improve product quality and overall services to customers.

    Concurrent with the acquisition of Judd's on December 16, 1997, a one-time fee of $2.0 million was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction and the majority stockholder purchased an additional 160,000 shares of common stock for $4.0 million.

    Concurrent with the sale of Port City on September 2, 1998, a one-time fee of $1.0 million was paid to a company owned beneficially by the majority stockholders of the Company for divestiture services related to the disposition.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are included in this report at the page numbers indicated.

FINANCIAL STATEMENTS                                                PAGE NO.
---------------------------------------------------------------  ---------------
Independent Auditor's Report...................................              F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...              F-3

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996...............................              F-4

Consolidated Statements of Minority Interests, Preferred Stock
and Stockholders' Equity for the years ended December 31, 1998,
1997 and 1996..................................................              F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996...............................  F-6 through F-7

                                                                     F-8 through
Notes to Consolidated Financial Statements.....................             F-18

Schedule II--Valuation and Qualifying Accounts.................             F-19

    (b) Reports on Form 8-K

    On September 17, 1998, the Company filed a Report on Form 8-K that reported information under "Item 2. Acquisition or Disposition of Assets" and "Item 5. Other Matters." The Report included Pro Forma Financial Information relating to the transactions reported under Item 2.

    (c) Exhibits

    Included at the end of this Annual Report on Form 10-K.

                                 EXHIBIT INDEX

    The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 575 West Madison Street, Waterloo, WI 53594.

EXHIBIT NUMBER DESCRIPTION
---------------------------------------------------------------------------------
2.2           Stock Purchase Agreement dated as of July 31, 1998 by and among
                Mack Printing Company, Port City Press, Inc. and Perry Judd's
                Incorporated. Incorporated by reference to Exhibit 2.2 to the 8-K dated as of September 17, 1998.

3.1           Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 No. 333-45235, declared effective on June 12, 1998 (the "Registration
                Statement").

3.2           Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Registration Statement.

4.1           Indenture dated as of December 16, 1997 between the Company and
                U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.1(a)        First Supplemental Indenture dated as of June 10, 1998 by and among the Company, the Subsidiary Guarantors named therein, the
                Additional Subsidiary Guarantor named therein and U.S. Trust
                Company of California N.A. as Trustee. Incorporated by reference to Exhibit 4.1(a) to the Registration Statement.

4.2           Registration Rights Agreement dated as of December 16, 1997 by and between the Company and BT Alex. Brown as Initial Purchaser.
                Incorporated by reference to Exhibit 4.2 to the Registration
                Statement.

10.2          Amended and Restated Credit Agreement dated as of December 16,
                1997, by and among Perry Graphic Communications, Inc., Shenandoah
                Valley Press, Inc., and Port City Press, Inc., as Borrowers, the
                Lenders (as defined therein) and BT Commercial. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3          1995 Stock Option Plan, as amended. Incorporated by reference to
                Exhibit 10.3 to the Registration Statement.

10.4          Employment Agreement by and between the Company and Craig A.
                Hutchison dated April 28, 1995. Incorporated by reference to
                Exhibit 10.4 to the Registration Statement.

10.4(a)*      Form of Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.

10.4(b)*      Form of Employment Offer Letter from the Company to Verne F.
                Schmidt dated December 26, 1996.

10.5          Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.6          Amended and Restated Co-Sale Agreement by and among the
                stockholders of the Company named therein dated as of December
                30, 1996. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

21.0*         Subsidiary Listing

27.1*         Financial Data Schedule

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                PERRY JUDD'S HOLDINGS, INC.

                                By:            /s/ CRAIG A. HUTCHISON
                                     -----------------------------------------
                                                 Craig A. Hutchison
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ CRAIG A. HUTCHISON
------------------------------  President, Chief Executive    March 30, 1999
      Craig A. Hutchison          Officer, and Director

      /s/ DAVID E. GLICK        Executive Vice President,
------------------------------    Operations and Online       March 30, 1999
        David E. Glick            Services, and Director

     /s/ VERNE F. SCHMIDT       Senior Vice President,
------------------------------    Chief Financial Officer,    March 30, 1999
       Verne F. Schmidt           and Director

    /s/ THOMAS V. BRESSAN
------------------------------  Director and Secretary        March 26, 1999
      Thomas V. Bressan

    /s/ ROBERT E. MILHOUS
------------------------------  Director                      March 30, 1999
      Robert E. Milhous

     /s/ PAUL B. MILHOUS
------------------------------  Director                      March 30, 1999
       Paul B. Milhous

                          PERRY JUDD'S HOLDINGS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:                                                PAGE NUMBERS
-------------------------------------------------------------------  ------------
  Independent Auditors' Report.....................................          F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997.....          F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996...............................          F-4

  Consolidated Statements of Minority Interests, Preferred Stock
    and Stockholders' Equity for the years ended December 31, 1998,
    1997 and 1996..................................................          F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996...............................   F-6 to F-7

  Notes to Consolidated Financial Statements.......................  F-8 to F-18


SCHEDULES:
-------------------------------------------------------------------

  For the years ended December 31, 1998, 1997 and 1996:

  II  Valuation and Qualifying Accounts............................         F-19

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Perry Judd's Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Perry Judd's Holdings, Inc. (formerly Perry-Judd's Incorporated) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, minority interests, preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Judd's Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 11 of the financial statements, the Company has filed indemnity claims against the former owner of Perry Printing Corporation. The Company's Asset Purchase Agreement allows immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value for these claims. Accordingly, the carrying value of the Series A redeemable preferred stock has been reduced to zero as of December 31, 1996.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 12, 1999

                          PERRY JUDD'S HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                                  DECEMBER 31,
                                                               ------------------
                                                                 1998      1997
                                                               --------  --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $40,767 in restricted balances at December 31, 1998; see note 1)...............  $ 42,444  $  3,779
  Accounts receivable........................................    54,234    44,282
  Income tax receivable......................................        --       185
  Inventories................................................    14,576    18,474
  Prepaid expenses...........................................     1,690     1,633
  Deferred income taxes......................................       685     1,039
                                                               --------  --------
    Total current assets.....................................   113,629    69,392
PROPERTY, PLANT AND EQUIPMENT:
  Machinery and equipment....................................    95,846   107,528
  Buildings and improvements.................................       207    17,900
  Office furniture, equipment and vehicles...................     5,107     5,611
  Land and land improvements.................................       350     4,300
  Projects in progress.......................................     5,016     1,291
                                                               --------  --------
                                                                106,526   136,630
  Less accumulated depreciation and amortization.............    22,550    14,822
                                                               --------  --------
    Property, plant and equipment, net.......................    83,976   121,808
                                                               --------  --------
INTANGIBLE ASSETS:
  Goodwill, net..............................................    22,096    28,597
  Deferred financing costs, net..............................     7,339     8,411
  Acquisition costs, net.....................................     3,987     4,634
  Covenant not to compete, net...............................       293       512
                                                               --------  --------
    Intangible assets, net...................................    33,715    42,154
                                                               --------  --------
      TOTAL..................................................  $231,320  $233,354
                                                               --------  --------
                                                               --------  --------

            LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................................  $ 17,049  $ 17,656
  Accrued expenses...........................................    14,906    14,908
  Accrued interest and dividends.............................     1,967     1,045
  Income taxes payable.......................................     2,044       808
  Current portion of long-term debt..........................     4,084     2,085
                                                               --------  --------
    Total current liabilities................................    40,050    36,502
                                                               --------  --------
LONG-TERM DEBT (less current portion)........................   139,101   143,186
                                                               --------  --------
DEFERRED INCOME TAXES........................................    12,508    11,645
                                                               --------  --------
OTHER NONCURRENT OBLIGATIONS.................................     8,729     8,712
                                                               --------  --------
MINORITY INTERESTS, Redeemable Preferred Stock
  Series B and D with stated redemption value of $100 per
    share, aggregate liquidation value of $8,267 and
    $7,138...................................................     7,097     6,935
                                                               --------  --------
STOCKHOLDERS' EQUITY:
  Preferred stock--par value $0.001 per share, 775,000 shares authorized 110,790 and 95,620 shares issued and
    outstanding, respectively................................    11,079     9,562
  Common stock--par value $0.001 per share, 1,000,000 shares
    authorized, 860,010 issued and outstanding...............         1         1
  Additional paid-in capital.................................    21,500    21,500
  Accumulated deficit........................................    (8,745)   (4,689)
                                                               --------  --------
    Total stockholders' equity...............................    23,835    26,374
                                                               --------  --------
      TOTAL..................................................  $231,320  $233,354
                                                               --------  --------
                                                               --------  --------

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1998      1997      1996
                                                     --------  --------  --------
NET SALES..........................................  $292,354  $153,815  $138,511
                                                     --------  --------  --------
OPERATING EXPENSES:
  Costs of production..............................   235,441   124,071   113,185
  Selling, general and administrative..............    30,458    15,678    12,369
  Depreciation.....................................    11,138     6,828     5,869
  Amortization of intangibles......................     1,931       410       580
                                                     --------  --------  --------
                                                      278,968   146,987   132,003
                                                     --------  --------  --------
INCOME FROM OPERATIONS.............................    13,386     6,828     6,508
                                                     --------  --------  --------
OTHER (INCOME) EXPENSES:
  Interest expense.................................    14,813     6,431     5,946
  Interest income..................................    (1,390)       --        --
  Amortization of deferred financing costs.........     1,172       904       600
  Loss (gain) on disposition of assets, net........        --       906        (7)
  Other, net.......................................       436       200        51
                                                     --------  --------  --------
    Total other expenses...........................    15,031     8,441     6,590
                                                     --------  --------  --------
LOSS BEFORE INCOME TAXES...........................    (1,645)   (1,613)      (82)
PROVISION (BENEFIT) FOR INCOME TAXES...............      (155)       20         4
                                                     --------  --------  --------
LOSS BEFORE DIVIDENDS ON REDEEMABLE PREFERRED
  STOCK............................................    (1,490)   (1,633)      (86)
                                                     --------  --------  --------
DIVIDENDS ON REDEEMABLE PREFERRED STOCK............     1,049     1,025       998
                                                     --------  --------  --------
NET LOSS...........................................  $ (2,539) $ (2,658) $ (1,084)
                                                     --------  --------  --------
                                                     --------  --------  --------

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                         MINORITY
                                         INTERESTS        PREFERRED STOCK      COMMON STOCK
                                     -----------------   -----------------   -----------------
                                              CARRYING            CARRYING            CARRYING   ACCUMULATED
                                     SHARES    VALUE     SHARES    VALUE     SHARES    VALUE       DEFICIT
                                     -------  --------   -------  --------   -------  --------   -----------
January 1, 1996....................  113,454  $  9,012        --  $     --   700,010  $ 17,501     $  (885)
  Net loss.........................       --        --        --        --        --        --      (1,084)
  Stock dividends..................    1,619       162        --        --        --        --          --
  Redeemed shares..................  (47,350)   (2,402)       --        --        --        --          --
                                     -------  --------   -------  --------   -------  --------   -----------
December 31, 1996..................   67,723     6,772        --        --   700,010    17,501      (1,969)
  Net loss.........................       --        --        --        --        --        --      (2,658)
  Stock issuance...................       --        --    95,000     9,500   160,000     4,000          --
  Stock dividends..................    1,625       163       620        62        --        --         (62)
                                     -------  --------   -------  --------   -------  --------   -----------
December 31, 1997..................   69,348     6,935    95,620     9,562   860,010    21,501      (4,689)
  Net loss.........................       --        --        --        --        --        --      (2,539)
  Stock dividends..................    1,625       162    15,170     1,517        --        --      (1,517)
                                     -------  --------   -------  --------   -------  --------   -----------
December 31, 1998..................   70,973  $  7,097   110,790  $ 11,079   860,010  $ 21,501     $(8,745)
                                     -------  --------   -------  --------   -------  --------   -----------
                                     -------  --------   -------  --------   -------  --------   -----------

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1998      1997      1996
                                                     --------  ---------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $ (2,539) $  (2,658) $(1,084)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization....................    13,069      7,238    6,449
  Amortization of deferred financing costs.........     1,172        904      600
  Deferred income taxes............................      (155)      (800)      --
  Loss (gain) on sale of fixed assets..............        --        906       (7)
  Changes in assets and liabilities excluding
    effect of businesses acquired or disposed:
    Receivables....................................   (15,213)    (5,645)   8,031
    Inventories....................................     1,838       (301)   4,548
    Prepaid expenses...............................      (115)       304      231
    Accounts payable...............................       458     (3,499)  (6,904)
    Accrued expenses...............................     1,244      1,795     (854)
    Accrued interest and dividends.................     1,084     (1,245)     864
    Income taxes, net..............................    (6,642)       582     (190)
    Intangible assets..............................      (215)    (3,255)     (33)
    Other liabilities..............................       678      4,386       --
                                                     --------  ---------  -------
      Net cash (used) provided by operating
        activities.................................    (5,336)    (1,288)  11,651
                                                     --------  ---------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired....       649   (101,992)      --
  Proceeds from sale of fixed assets...............    23,842     18,713      142
  Proceeds from sale of business...................    29,374         --       --
  Capital expenditures.............................   (20,626)   (14,867)  (8,442)
  Capital projects converted to operating leases...    13,145     11,635    3,256
                                                     --------  ---------  -------
      Net cash provided (used) by investing
        activities.................................    46,384    (86,511)  (5,044)
                                                     --------  ---------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt.....................        --    145,000    1,609
  Financing costs incurred.........................      (298)    (6,665)      --
  Decrease in revolver debt........................        --    (16,476)  (3,077)
  Repayment of term debt...........................    (2,085)   (36,464)  (4,650)
  Sale of common stock.............................        --      4,000       --
                                                     --------  ---------  -------
      Net cash provided (used) by financing
        activities.................................    (2,383)    89,395   (6,118)
                                                     --------  ---------  -------
NET INCREASE IN CASH...............................    38,665      1,596      489
Balance at beginning of period.....................     3,779      2,183    1,694
                                                     --------  ---------  -------
Balance at end of period...........................  $ 42,444  $   3,779  $ 2,183
                                                     --------  ---------  -------
                                                     --------  ---------  -------

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        1998     1997    1996
                                                       -------  ------  ------
Interest.............................................  $15,487  $4,977  $4,996
                                                       -------  ------  ------
                                                       -------  ------  ------
Income Taxes.........................................  $ 6,280  $   --  $  185
                                                       -------  ------  ------
                                                       -------  ------  ------

NON-CASH TRANSACTIONS:

    Stock dividends issued to minority interests approximated $162,000, $163,000 and $162,000 based on their value at the time of issuance for the years ended December 31, 1998, 1997 and 1996, respectively.

    Cash dividends accrued on Series D redeemable preferred stock were approximately $74,000, $49,000 and $26,000 during the years ended December 31, 1998, 1997, and 1996. Such amounts are cumulative and payable on November 1, 2000.

    On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest. Stock dividends issued on this stock approximated $1,517,000 and $62,000 for the years ended December 31, 1998 and 1997, respectively. See Note 9.

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Perry Judd's Holdings, Inc. and its wholly-owned subsidiaries Perry Judd's Incorporated and Judd's, Incorporated (collectively hereafter referred to as the "Company"). Prior to the acquisition of Judd's, Incorporated, the Company operated under the name PPC Holdings, Inc. All significant intercompany balances and transactions have been eliminated.

    Effective December 16, 1997, the Company acquired all of the outstanding capital stock of Judd's, Incorporated ("Judd's") for approximately $102.0 million less outstanding indebtedness of Judd's. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The final allocation of the purchase price was based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

                                                                        FINAL
                                                                      ALLOCATION
                                                                      ----------
Fair value of assets acquired.......................................   $ 108,269
Goodwill............................................................      27,923
Fair value of liabilities assumed...................................     (72,333)
Amounts paid to creditors and preferred stockholders................      37,484
                                                                      ----------
Cash paid for net assets acquired...................................   $ 101,343
                                                                      ----------
                                                                      ----------

    Effective July 9, 1998, Judd and Detweiler, Inc., a wholly-owned subsidiary of Judd's merged with and into Judd's Incorporated.

    Effective July 16, 1998, the Company and its subsidiaries completed the following transactions:

a) The Company changed its name from Perry-Judd's Incorporated to Perry Judd's Holdings, Inc.

b) Mount Jackson Press, Inc. and Shenandoah Valley Press, Inc., wholly-owned subsidiaries of Judd's, merged with and into Judd's Incorporated.

c) Judd's Incorporated merged with and into another wholly-owned subsidiary of the Company, Perry Graphic Communications, Inc. The surviving company, Perry Graphic Communications, Inc., changed its name to Perry Judd's Incorporated, ("Perry Judd's"), which continues to be a wholly-owned subsidiary of the Company

ASSET DISPOSITIONS

a) On July 6, 1998, a subsidiary of Perry Judd's, Judd and Detweiler, Inc., consummated the sale of a corporate office building located in Washington, D.C. The aggregate cash consideration received by Perry Judd's in the transaction totaled approximately $2,550,000, which amount is net of closing costs and fees of Perry Judd's.

b) On August 17, 1998, Perry Judd's consummated an Agreement of Purchase and Sale relating to the sale and leaseback by Perry Judd's of three parcels of real property and industrial buildings located in Pikesville, Maryland, Strasburg, Virginia and Mt. Jackson, Virginia. As part of these Sale/Leaseback transactions the Company and Perry Judd's entered into long-term leases as lessees, with the buyer as lessor, for the properties. The Company and Perry Judd's then subleased the Pikesville, Maryland

                          PERRY JUDD'S HOLDINGS, INC.

1. GENERAL INFORMATION (CONTINUED)
    property to Port City, a then wholly-owned subsidiary, under substantially the same economic terms as those contained in the lease.

    Perry Judd's received cash consideration from the buyer for the properties of approximately $20,938,000, net of closing costs and fees. The terms of the Leases include a twenty year term with an initial annual lease payment of $2,258,667 and 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years.

    The initial annual rents by location are as follows:

Pikesville, Maryland................................................  $  977,412
Strasburg, Virginia.................................................   1,029,676
Mt. Jackson, Virginia...............................................     251,579
                                                                      ----------
                                                                      $2,258,667
                                                                      ----------
                                                                      ----------

c) On September 2, 1998, Perry Judd's consummated the sale of all of the outstanding shares of capital stock of its wholly-owned subsidiary, Port City Press, Inc. ("Port City"), to Mack Printing Company. The aggregate cash consideration received by Perry Judd's in the transaction totaled approximately $29,374,000, which amount is net of closing costs and fees of Perry Judd's.

    The proceeds, net of income taxes payable, aggregating $40,767,000, received for the sale of the corporate office building, the sale of Port City, and the sale and leaseback of real property are available only for future acquisitions and capital expenditures under the Company's Credit Agreement, subject to certain limitations for 330 days subsequent to the receipt of proceeds. Any proceeds not utilized for such purposes must be used to prepay term debt.

    NATURE OF BUSINESS--The Company is a full service heatset web offset printer of magazines, catalogs, and other commercial products. The Company serves a national domestic market in the printing of weekly and monthly consumer, special interest and trade magazines, business-to-business and consumer catalogs, and a variety of other direct advertising products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    CREDIT RISK CONSIDERATIONS--The Company has one customer which consisted of four publication titles comprising approximately 20% of total gross sales volume for the year ended December 31, 1996. Concurrent with the acquisition of Judd's, the Company added two additional titles for this customer. For the years ended December 31, 1998 and 1997, this customer accounted for approximately 15.5% and 22% of total gross sales volume, respectively. The various titles for this customer are under contracts expiring between December 31, 1999 and December 31, 2003.

    The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry trends and other relevant factors. The allowance for doubtful accounts was $799,000 and $1,266,000 at December 31, 1998 and 1997, respectively.

                          PERRY JUDD'S HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORY VALUATION--Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
Raw materials.................................................  $ 8,402  $10,382
Work in process...............................................    3,791    6,138
Production supplies...........................................      675      658
Repair and maintenance parts..................................    2,309    2,153
Allowance for obsolete and excess inventories.................     (601)    (857)
                                                                -------  -------
                                                                $14,576  $18,474
                                                                -------  -------
                                                                -------  -------

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Assets are depreciated on the straight-line basis over estimated useful lives which range from three to forty years.

                                                           ESTIMATED USEFUL LIFE
                                                                (IN YEARS)
                                                           ---------------------
Machinery and equipment..................................           3-15
Buildings and improvements...............................           7-40
Office furniture and equipment...........................           3-10
Land improvements........................................          25-40

    INTANGIBLE ASSETS--Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $2,624,000 and $1,253,000 at December 31, 1998 and 1997, respectively.
Direct and external costs related to the acquisitions of Perry Printing and Judd's Incorporated (See Note 1) are being amortized over five to fifteen years. Accumulated amortization on these costs was $1,312,000 and $449,000 at December 31, 1998 and 1997, respectively. The Company received a covenant not to compete from the former owner of Perry Printing which is being amortized over the life of the covenant of five years. Accumulated amortization on these costs was $1,106,000 and $886,000 at December 31, 1998 and 1997, respectively.

    COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED--Cost in excess of net assets of business acquired ("goodwill") is amortized and charged against operations on a straight-line method over 35 years. Accumulated amortization on these costs was $742,000 at December 31, 1998.

    IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically evaluates the carrying value of intangible assets and if future cash flows are believed insufficient to recover the remaining carrying value of the related assets, the carrying value is written down in the period the impairment is identified to its estimated future recoverable value.

    REVENUE RECOGNITION--Revenue is recognized when complete orders are shipped.

    INCOME TAXES--Deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. This method gives immediate effect to changes in income tax laws upon enactment.

                          PERRY JUDD'S HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ESTIMATES--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximates fair value at December 31, 1998 and 1997 due to their short term nature.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
Employee related expenses.....................................  $ 7,123  $ 8,040
Accrued paper costs...........................................    2,612    2,965
Taxes other than income.......................................      436      957
Other accrued expenses........................................    4,735    2,946
                                                                -------  -------
                                                                $14,906  $14,908
                                                                -------  -------
                                                                -------  -------

4. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Revolving credit facility...................................  $     --  $     --
Term loan facility..........................................    28,000    30,000
Capital lease obligations...................................       185       271
Senior subordinated notes...................................   115,000   115,000
                                                              --------  --------
Total debt..................................................   143,185   145,271
Less current portion........................................    (4,084)   (2,085)
                                                              --------  --------
Long-term debt..............................................  $139,101  $143,186
                                                              --------  --------
                                                              --------  --------

    On April 28, 1995, the Company entered into a five year Credit Agreement with a commercial bank consortium that provides a revolving and term loan facility. These loans are collateralized by substantially all assets of the Company. Concurrent with the acquisition of Judd's, the Company entered into an Amended and Restated Credit Agreement extending the maturity to December 15, 2002. The Credit Agreement requires the Company to maintain and meet certain minimum operating ratios and limits expenditures for property and equipment, dividends, investments, other indebtedness, commitments, guarantees and contingent liabilities. The Company has been in compliance with substantially all covenants and has received an amendment for 1998 covering certain covenants not met.

                          PERRY JUDD'S HOLDINGS, INC.

4. LONG-TERM DEBT (CONTINUED)
    REVOLVING CREDIT FACILITY--The Company has the ability to borrow, subject to certain terms and conditions, up to $45.0 million until December 15, 2002, at which time any outstanding borrowings become due and payable unless otherwise extended based upon mutual agreement of the Company and lenders. Borrowings against the line are either at a Eurodollar rate plus 2.25%, fixed for periods up to 180 days, or at the prime rate plus 0.75%. The weighted average interest rate on the outstanding borrowings approximated 9.06% and 8.38% for the years ended December 31, 1998 and 1997, respectively.

    TERM LOAN FACILITY--The term loan facility is due in installment amounts at the last day of each month until December 15, 2002, at which time any outstanding borrowings become due and payable. Repayments may not be reborrowed. Borrowings are either at a Eurodollar rate plus 2.50%, fixed for periods of up to 180 days, or at the prime rate plus 1.00%. The weighted average interest rate on the outstanding borrowings approximated 8.07% and 9.03% for the years ended December 31, 1998 and 1997, respectively.

    SENIOR SUBORDINATED NOTES--The Company issued $115,000,000 aggregate principal amount of its 10 5/8% senior subordinated notes due December 15, 2007 in connection with its acquisition of Judd's. Interest on the Notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002 at specified redemption prices plus accrued interest to the date of redemption. In addition, at any time on or prior to December 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, at the redemption price equal to 110.625% of the principal amount thereof, plus accrued interest to the date of redemption.

    Future minimum principal payments required under the terms of the agreements are as follows as of December 31, 1998 (in thousands):

YEAR ENDING
----------------------------------------------------------------------
1999..................................................................  $  4,084
2000..................................................................     6,084
2001..................................................................     6,017
2002..................................................................    12,000
2003..................................................................        --
Thereafter............................................................   115,000
                                                                        --------
    Total.............................................................  $143,185
                                                                        --------
                                                                        --------

    The estimated fair value of the Company's senior subordinated notes was $121,000,000 at December 31, 1998. The remaining long-term debt approximates fair value.

5. MINORITY INTERESTS

    REDEEMABLE PREFERRED STOCK A--At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflects an original issue discount of $2.5 million which is the difference between the net present value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption. Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to carrying value times 90% of the prime interest rate. At December 31, 1995,

                          PERRY JUDD'S HOLDINGS, INC.

5. MINORITY INTERESTS (CONTINUED)
50,000 shares were authorized and 47,350 shares were issued and outstanding. During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was made. (See Note 11.)

    REDEEMABLE PREFERRED STOCK B--Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends of 12.5% of carrying value and stock dividends of 2.5% of carrying value (issued in Redeemable Preferred Stock D). At December 31, 1998 and 1997, 65,000 shares were authorized, issued and outstanding and are mandatorily redeemable on November 1, 2000.

    REDEEMABLE PREFERRED STOCK D--Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends equivalent to 15% of carrying value. At December 31, 1998 and 1997, 100,000 shares were authorized with 5,973, and 4,348 shares issued and outstanding, respectively. Series D preferred shares are mandatorily redeemable on November 1, 2000.

6. STOCK OPTION PLAN

    In 1995, stockholders of the Company approved the adoption of a stock option plan (the "Stock Option Plan"). Under the terms of the Stock Option Plan, options may be granted to officers and key employees. Options have terms of eighteen years and an exercise price of $.01 per share. Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the original exercise price until vested. Option shares vest in gradual increments over an eight year period.

    A summary of option activity under the Stock Option Plan is as follows:

                                                                 NUMBER OF SHARES
                                                                 ----------------
Outstanding at January 1, 1996.................................       15,125
Granted........................................................        7,000
                                                                      ------
Outstanding at December 31, 1996...............................       22,125
Granted........................................................        3,500
                                                                      ------
Outstanding at December 31, 1997...............................       25,625
Granted........................................................       13,434
                                                                      ------
Outstanding at December 31, 1998...............................       39,059
                                                                      ------
                                                                      ------

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation in accounting for its employee stock option plan. Accordingly, compensation expense is recorded to the extent the estimated fair value of each share exceeds the option exercise price at the date of grant. If the Company had elected to report compensation expense based on the estimated fair value of the options at the grant date consistent with the fair value method outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's net income (loss) for any period or stockholders' equity as of any date would not have been material since the inception of the Stock Option Plan.

                          PERRY JUDD'S HOLDINGS, INC.

6. STOCK OPTION PLAN (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options and vested option shares at December 31, 1998:

Outstanding and exercisable options....................................    39,059
Weighted Average Remaining Contractual Life of Outstanding Options.....  15 years
Vested option shares issuable..........................................    10,193
Weighted Average Remaining Contractual Life of Exercisable Options.....  16 years

7. OPERATING LEASES

    The Company leases certain equipment and office space under non-cancelable operating lease agreements. Lease expense under such agreements was approximately $13.0 million, $5.1 million, and $4.3 million for the years ended December 31, 1998, 1997 and 1996 respectively.

    Concurrent with the acquisition of Judd's, the Company entered into a sale/leaseback whereby the Wisconsin printing plants and warehouse facilities, and the Company's corporate headquarters were sold to a third party for the aggregate purchase price (exclusive of fees and costs) of $18.25 million and immediately leased back to the Company. The sale/leaseback of the real property resulted in a deferred gain of $2.8 million net of taxes and is being amortized over the initial term of the lease. The lease has an initial term of 20 years, with an economic abandonment buyout for one property selected by the company after five years, and may be extended for three additional five-year terms at the company's option. Initial annual rent under the lease is approximately $1.9 million payable quarterly in advance with 10% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term (and a corresponding 10% increase at the beginning of any option term). For the first ten years of the lease, the Company has a right of first refusal on any proposed sale of all of the leased properties by the lessor to a third party, exercisable within 30 days of receipt of the proposed sale contract.

    On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd's real property. See Note 1.

    Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
-----------------------------------------------------------------------
1999...................................................................  $ 16,349
2000...................................................................    15,087
2001...................................................................    14,176
2002...................................................................    11,627
2003...................................................................     9,759
Thereafter.............................................................    67,143
                                                                         --------
    Total minimum lease payments.......................................  $134,141
                                                                         --------
                                                                         --------

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES

    The provision for income taxes consists of the following components (in thousands):

                                                                     DECEMBER 31,
                                                                     ------------
                                                                     1998   1997
                                                                     -----  -----
Current
    Federal........................................................  $  --  $ 800
    State..........................................................     --     20
                                                                     -----  -----
                                                                        --    820

Deferred
    Federal........................................................   (142)  (800)
    State..........................................................    (13)    --
                                                                     -----  -----
                                                                      (155)  (800)
                                                                     -----  -----
(Benefit) provision for income taxes...............................  $(155) $  20
                                                                     -----  -----
                                                                     -----  -----

    Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              -----  -----  ----
Tax benefit at Federal statutory rate (35%).................  $(576) $(565) $(30)
State income taxes (benefit) net of Federal
  income tax benefit........................................   (102)    20    (4)
Goodwill amortization.......................................    297     --    --
Other permanent differences.................................    226    565    38
                                                              -----  -----  ----
Provision (benefit) for income taxes........................  $(155) $  20  $  4
                                                              -----  -----  ----
                                                              -----  -----  ----

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES (CONTINUED)
    Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Deferred Tax Assets:
  Accounts receivable items.................................  $    278  $    321
  Inventory items...........................................       257       485
  Accrued vacation and other benefits.......................       652       779
  Accrued pension benefits..................................       291       339
  Other accrued expenses....................................       691     1,184
  Sale and leaseback........................................     1,775     1,850
  Tax loss carryforwards....................................       525     4,363
  Tax credit carryforwards..................................     3,517     3,496
  Other items...............................................       196       231
                                                              --------  --------
                                                                 8,182    13,048

Deferred Tax Liabilities:
  Prepaid items.............................................      (563)     (546)
  Non current assets........................................   (19,286)  (23,628)
  Other.....................................................      (156)      520
                                                              --------  --------
                                                               (20,005)  (23,654)
                                                              --------  --------
Net deferred income taxes...................................  $(11,823) $(10,606)
                                                              --------  --------
                                                              --------  --------

    The net deferred tax liability is classified in the balance sheets as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Current deferred income taxes...............................  $    685  $  1,039
Non-current deferred income taxes...........................   (12,508)  (11,645)
                                                              --------  --------
                                                              $(11,823) $(10,606)
                                                              --------  --------
                                                              --------  --------

    Included in tax assets at December 31, 1998 are net operating loss carryforwards of approximately $7.5 million for state income tax purposes, alternative minimum tax credits of approximately $3,016,000 and state tax credits of $501,000 which can be used to offset future regular tax and have no expiration date.

9. RELATED PARTY TRANSACTIONS

    On April 28, 1995, the Company entered into management agreements (the "Agreements") with two companies owned beneficially by the majority stockholders of the Company. The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance. The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling

                          PERRY JUDD'S HOLDINGS, INC.

9. RELATED PARTY TRANSACTIONS (CONTINUED)
$1,200,000 per year plus reimbursement of certain expenses. Management fees and expense reimbursements paid in conjunction with the Agreements approximated $1,354,000 $832,000 and $738,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

    A California corporation owned beneficially by the majority stockholders, loaned $6.5 million to the Company in connection with the acquisition of Perry Printing. The loan was evidenced by a senior note bearing interest at 15% per annum. Interest was payable quarterly in arrears at the end of each calendar quarter on the unpaid principal amount. In connection with obtaining this financing, the Company paid a one-time fee of $650,000. This amount has been capitalized as deferred financing costs in the consolidated financial statements and was being amortized over the life of the note. The unamortized portion of this fee was written off on December 16, 1997. Concurrent with the acquisition of Judd's, the Company converted the note and $3.0 million of accrued and unpaid interest into 95,000 shares of preferred stock. The conversion was effected by exchanging one share of preferred stock for every $100 of outstanding principal and interest under the Senior Note.

    Since May 1995, the Company has purchased a substantial portion of its total ink requirements from a company affiliated with the majority stockholders. The Company expects to continue to purchase a substantial portion of its total ink requirements from this vendor. Net purchases for years ended December 31, 1998, 1997 and 1996, amounted to $13.3 million, $7.2 million and $9.7 million, respectively. Net outstanding indebtedness to this supplier was $0.7 million and $0.3 million as of December 31, 1998 and 1997, respectively.

    Concurrent with the acquisition of Judd's on December 16, 1997, a one-time fee of $2.0 million was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction and the majority stockholders purchased an additional 160,000 shares of common stock for $4.0 million.

    Concurrent with the sale of Port City on September 2, 1998, a one time fee of $1.0 million was paid to a company owned beneficially by the majority stockholders of the Company for divestiture services related to the disposition.

10. RETIREMENT PLANS

    The Company has a defined contribution plan referred to as the Perry Graphic Communications Retirement Savings Plan (the "Plan"). The Plan covers substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date. The Company contributed approximately $1,648,000 $875,000, and $862,000 for the years ended December 31, 1998, 1997 and 1996, respectively, to the Plan representing 3% of eligible employee wages.

    Judd's has a noncontributory defined benefit pension plan which provides coverage for all full-time permanent employees who meet the length of service and age requirements specified in the plan. Effective December 31, 1997, the plan was frozen. The actuarially determined projected benefit obligation at December 31, 1998 and 1997, after taking into effect the freeze, was approximately $6,297,000 and $7,998,000, respectively. The discount rate used to measure the projected benefit obligation was 7% and 7.25% at December 31, 1998 and 1997, respectively. Plan assets, consisting primarily of investments in mutual funds, were $8,813,000 and $9,686,000 at December 31, 1998 and 1997,
respectively. The Company has not determined whether it will continue to administer the plan or whether the plan will be terminated

                          PERRY JUDD'S HOLDINGS, INC.

10. RETIREMENT PLANS (CONTINUED)
through the purchase of annuity contracts. Approximately $40,000 of the net annual pension cost has been reflected in the accompanying financial statements for the year ended December 31, 1997.

11. COMMITMENTS AND CONTINGENCIES

    INDEMNIFICATION--In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing has objected to these claims for indemnification and management anticipates the claims may result in litigation but believes the Company's position on the claims will be upheld.

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

    PURCHASE COMMITMENTS--At December 31, 1998, the Company has commitments to purchase or lease approximately $7.9 million of operating assets.

12. SUBSEQUENT EVENTS

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. for approximately $15.6 million. In addition, the Company assumed approximately $6.8 million of Heartland Press's indebtedness, all of which was paid in full upon consummation of the acquisition. The acquisition will be accounted for as a purchase.

                                                                     SCHEDULE II

                          PERRY JUDD'S HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       ADDITIONS                      OTHER
ALLOWANCE FOR               BALANCE    CHARGED TO                   ADDITIONS     BALANCE
UNCOLLECTIBLE              BEGINNING   COSTS AND    DEDUCTIONS--   (DEDUCTIONS)     END
ACCOUNTS RECEIVABLE         OF YEAR     EXPENSES      DESCRIBE       DESCRIBE     OF YEAR
-------------------------  ---------   ----------   ------------   ------------   -------
  Year Ended December 31
    1998.................   $1,266        $521          $930(1)       $ (58)(2)   $   799
    1997.................   $  320        $321          $257(1)       $ 882(3)    $ 1,266
    1996.................   $  428        $137          $245(1)          --       $   320

OBSOLETE AND EXCESS
  INVENTORIES
-------------------------
  Year Ended December 31
    1998.................   $  857        $ 57          $ 66(4)       $(247)(2)   $   601
    1997.................   $  645        $190          $293(4)       $ 315(3)    $   857
    1996.................   $  301        $ 10            --          $ 334(5)    $   645

------------------------

(1) Write-offs of receivables, net of recoveries.

(2) Balance of sold division at disposition date.

(3) Balance of acquired companies at acquisition date.

(4) Disposal of obsolete inventory, net of recoveries.

(5) Claim against former owner for aged and obsolete inventory.

                                 EXHIBIT INDEX

    The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 575 West Madison Street, Waterloo, WI 53594.

EXHIBIT NUMBER DESCRIPTION
--------------------------------------------------------------------------
2.2           Stock Purchase Agreement dated as of July 31, 1998 by and
                among Mack Printing Company, Port City Press, Inc. and
                Perry Judd's Incorporated. Incorporated by reference to
                Exhibit 2.2 to the 8-K dated as of September 17, 1998.

3.1           Amended and Restated Certificate of Incorporation, as
                amended, of the Company. Incorporated by reference to
                Exhibit 3.1 to the Company's Registration Statement on
                Form S-4 No. 333-45235, declared effective on June 12,
                1998 (the "Registration Statement").

3.2           Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Registration Statement.

4.1           Indenture dated as of December 16, 1997 between the Company and U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.1(a)        First Supplemental Indenture dated as of June 10, 1998 by
                and among the Company, the Subsidiary Guarantors named
                therein, the Additional Subsidiary Guarantor named therein and U.S. Trust Company of California N.A. as Trustee.
                Incorporated by reference to Exhibit 4.1(a) to the
                Registration Statement.

4.2           Registration Rights Agreement dated as of December 16, 1997 by and between the Company and BT Alex. Brown as Initial
                Purchaser. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.2          Amended and Restated Credit Agreement dated as of December
                16, 1997 by and among Perry Graphic Communications, Inc.,
                Shenandoah Valley Press, Inc., and Port City Press, Inc., as Borrowers, the Lenders (as defined therein) and BT
                Commercial. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3          1995 Stock Option Plan, as amended. Incorporated by
                reference to Exhibit 10.3 to the Registration Statement.

10.4          Employment Agreement by and between the Company and Craig A.
                Hutchison dated April 28, 1995. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4(a)*      Form of Employment Offer Letter from the Company to David E.
                Glick dated January 16, 1998.

10.4(b)*      Form of Employment Offer Letter from the Company to Verne F.
                Schmidt dated December 26, 1996.

10.5          Stockholders Agreement by and among the stockholders of the
                Company named therein dated as of July 1, 1996.
                Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.6          Amended and Restated Co-Sale Agreement by and among the
                stockholders of the Company named therein dated as of December 30, 1996. Incorporated by reference to Exhibit
                10.6 to the Registration Statement.

21.0*         Subsidiary Listing

27.1*         Financial Data Schedule

--------------------------

*   Filed herewith.