Form 10-Q
period 1999-03-31
PERRY-JUDDS INC
filed 1999-05-13
CIK 1053722

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM_______________TO________________


                                    333-45235
                             COMMISSION FILE NUMBER


                                [GRAPHIC OMITTED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES[X] No [ ]

As of May 14, 1999 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
INDEX
--------------------------------------------------------------------------------


                                                                                              Page

PART I.         FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998................................................3

         Condensed Consolidated Statements of Operations for the
           Three Months ended March 31, 1999 and March 31, 1998................................4

         Condensed Consolidated Statements of Minority Interests,
           Preferred Stock and Stockholders' Equity as of
           March 31, 1999 and December 31, 1998................................................5

         Condensed Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 1999 and March 31, 1998................................6

         Notes to Condensed Consolidated Financial Statements..............................7 - 8

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................9 - 11


PART II. OTHER INFORMATION....................................................................12


PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                March 31,      December 31,
                                                                  1999            1998
                                                               -----------     ------------
                                                               (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:

         Cash and cash equivalents (including
           restricted balances of $8,803 and $40,767,
           respectively) .................................     $  16,078      $  42,444
         Accounts receivable - net of allowance for
           doubtful accounts of $1,161 and $799,
           respectively ..................................        49,394         54,234
         Inventories .....................................        16,971         14,576
         Deferred income taxes ...........................           548            685
         Other current assets ............................         2,449          1,690
                                                               ---------      ---------
                      Total current assets ...............        85,440        113,629


         Property, plant and equipment, at cost ..........       131,719        106,526
         Accumulated depreciation and amortization .......       (25,282)       (22,550)
                                                               ---------      ---------
           Property, plant and equipment - net ...........       106,437         83,976
         Goodwill - net ..................................        31,463         22,096
         Other assets - net ..............................        11,021         11,619
                                                               ---------      ---------
TOTAL ASSETS .............................................     $ 234,361      $ 231,320
                                                               ---------      ---------
                                                               ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses ...........     $  36,232      $  35,966
         Current maturities of long-term debt ............         4,586          4,084
                                                               ---------      ---------
                      Total current liabilities ..........        40,818         40,050

         Long-term debt ..................................       137,579        139,101
         Deferred income taxes ...........................        15,914         12,508
         Other long-term liabilities .....................        10,105          8,729
                                                               ---------      ---------
                      Total liabilities ..................       204,416        200,388
                                                               ---------      ---------
MINORITY INTERESTS: Redeemable preferred stock
         Series B and D with stated redemption value
           of $100 per share, aggregate liquidation value of
           $8,533 and $8,267 at March 31, 1999 and
           December 31, 1998, respectively ...............         7,138          7,097
                                                               ---------      ---------
STOCKHOLDERS' EQUITY:
         Preferred stock - par value $0.001 per share,
           775,000 shares authorized, 114,944 and 110,790
           shares issued and outstanding, respectively ...        11,494         11,079
         Common stock - par value $0.001 per share,
           1,000,000 shares authorized, 860,010
           shares issued and outstanding .................             1              1
         Additional paid-in capital ......................        21,500         21,500
         Accumulated deficit .............................       (10,188)        (8,745)
                                                               ---------      ---------
                      Total stockholders' equity .........        22,807         23,835
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............     $ 234,361      $ 231,320
                                                               ---------      ---------
                                                               ---------      ---------

Note: Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                       THREE MONTHS
                                                    1999           1998
                                                  --------      --------
NET SALES ...................................     $ 71,444      $ 76,946

OPERATING EXPENSES:
     Costs of production ....................       57,822        61,546
     Selling, general and administrative ....        7,824         7,769
     Depreciation ...........................        2,732         3,078
     Amortization of intangibles ............          571           406
                                                  --------      --------

                                                    68,949        72,799
                                                  --------      --------

INCOME FROM OPERATIONS ......................        2,495         4,147
                                                  --------      --------

OTHER (INCOME) EXPENSES:
     Interest expense .......................        3,669         3,864
     Amortization of deferred financing costs          293           397
     Interest income ........................         (442)          (89)
     Loss (gain) on sale of assets ..........          (58)          (41)
     Other, net .............................           91           108
                                                  --------      --------

                                                     3,553         4,239
                                                  --------      --------

LOSS BEFORE INCOME TAXES ....................       (1,058)          (92)
BENEFIT FOR INCOME TAXES ....................          296           107
                                                  --------      --------

LOSS BEFORE DIVIDENDS ON
     REDEEMABLE PREFERRED STOCK .............         (762)         (199)

DIVIDENDS ON REDEEMABLE
     PREFERRED STOCK ........................          266           260
                                                  --------      --------

NET LOSS ....................................     $ (1,028)     $   (459)
                                                  --------      --------
                                                  --------      --------

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                     Minority Interests         Preferred Stock                Common Stock
                    -------------------    -------------------------      ----------------------
                                Carrying           Carrying               Carrying   Accumulated
                    Shares        Value    Shares    Value    Shares        Value      Deficit
                    ------        -----    ------    -----    ------        -----      -------

December 31, 1998     70,973   $  7,097    110,790   $ 11,079    860,010   $ 21,501   $ (8,745)

Net loss ........       --         --         --         --         --         --       (1,028)
Stock dividends .        406         41      4,154        415       --         --         (415)
                    --------   --------   --------   --------   --------   --------   --------
March 31, 1999 ..     71,379   $  7,138    114,944   $ 11,494    860,010   $ 21,501   $(10,188)
                    --------   --------   --------   --------   --------   --------   --------
                    --------   --------   --------   --------   --------   --------   --------

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           THREE MONTHS
                                                                                     ----------------------
                                                                                        1999          1998
                                                                                     --------      --------

OPERATING ACTIVITIES:

     Net loss .................................................................      $ (1,028)     $   (459)
     Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Depreciation and amortization .............................................        3,596         3,881
     Deferred income tax provision .............................................          (20)           41
     Loss (gain) on sale of fixed assets .......................................          (58)          (41)
     Changes in operating assets and liabilities:
         Accounts receivable - net .............................................        7,996         1,257
         Inventories ...........................................................       (1,291)        1,259
         Accounts payable and accrued expenses .................................       (2,291)       (3,450)
         Other assets and liabilities - net ....................................          476          (875)
                                                                                     --------      --------

              Net cash provided by operating activities ........................        7,380         1,613
                                                                                     --------      --------

INVESTING ACTIVITIES -
     Acquisition of business, net cash acquired ................................      (24,118)         --
     Additions to property, plant and equipment - net ..........................       (8,608)       (4,574)
                                                                                     --------      --------
              Net investing activities .........................................      (32,726)       (4,574)

FINANCING ACTIVITIES -
     Debt repayments ...........................................................       (1,020)         (523)
                                                                                     --------      --------


DECREASE IN CASH AND CASH EQUIVALENTS ..........................................      (26,366)       (3,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................       42,444         3,779
                                                                                     --------      --------


CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $ 16,078      $    295
                                                                                     --------      --------
                                                                                     --------      --------

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated interim financial statements have been prepared by Perry Judd's Holdings, Inc. (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

         Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The preliminary allocation of the purchase price is based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

         Fair value of assets acquired (excluding cash).....    $      21,420
         Goodwill...........................................            9,636
         Fair value of liabilities assumed..................          (13,581)
         Amounts paid to creditors..........................            6,643
                                                                -------------
         Cash paid for net assets acquired..................    $      24,118
                                                                -------------
                                                                -------------

         Concurrent with the acquisition of Heartland, a one-time fee of $750,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

2.       INVENTORIES

         Inventories are summarized as follows:


                                                                      March 31,         December 31,
                                                                        1999                1998
                                                                   ------------       -------------
         Work-in-process.....................................      $      6,824       $       3,791
         Raw materials and production supplies...............            10,147              10,785
                                                                   ------------       -------------

         Total...............................................      $     16,971       $      14,576
                                                                   ------------       -------------
                                                                   ------------       -------------

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


3.       CONTINGENCIES

         In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing has objected to these claims for indemnification, and management anticipates the claims may result in litigation. However, management believes the Company's position on the claims will be upheld.

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

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RECENT DEVELOPMENTS

         As a result of unresolved negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo, Wisconsin plant (the "GCIU Employees"), two major customers of the Company, including Time, Inc., placed the printing and production of several weekly issues with competitors of the Company. These publications accounted for approximately 10% of the Company's consolidated revenues for 1998. During April 1999, the GCIU employees voted to ratify the Company's final offer. The Company has been notified by these two major customers that all work placed with competitors will be placed back into production at the Waterloo, Wisconsin plant during the second quarter of 1999. As a result of this temporary loss of work, the Company will experience a material adverse effect on its financial condition and results of operations during the second quarter of 1999, the effect of which is indeterminable at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

         Net sales decreased $5.5 million or 7.2% to $71.4 million for the three months ended March 31, 1999 from $76.9 million for the three months ended March 31, 1998. The decrease resulted primarily from the sale of Port City Press ("Port City") on September 2, 1998 whose net sales of $9.1 million were included in the prior year's first quarter and the acquisition of Heartland Press, Inc. ("Heartland") on February 1, 1999 whose net sales of $4.5 million are included in the first quarter of 1999. Paper costs were 27.2% of net sales for the three months ended March 31, 1999 and 28.0% for the three months ended March 31, 1998.

         Costs of production decreased $3.7 million or 6.1% to $57.8 million for the three months ended March 31, 1999 from $61.5 million for the three months ended March 31, 1998, principally from the sale of Port City and the acquisition of Heartland. Costs of production as a percent of net sales were 80.9% for the three months ended March 31, 1999 as compared to 80.0% experienced in the three months ended March 31, 1998 principally from the increase in operating lease expenses associated with the Judd's Incorporated sale and leaseback of its real estate on August 17, 1998 and equipment financing.

         Selling, general and administrative expenses increased 0.7% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. As a percent of net sales, selling, general and administrative expenses increased to 10.9% in the 1999 period compared to 10.1% in the 1998 period primarily from the reclassification of amounts previously reported under costs of production during the first quarter of 1998.

         Depreciation expense decreased $0.4 million or 11.2% to $2.7 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998 as a result of the Port City sale and the Heartland acquisition.

         Income from operations decreased $1.6 million to $2.5 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.2 million to $3.7 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998 due to lower average amounts outstanding during the first quarter of 1999 compared to the first quarter of 1998.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $2.5 million for the three months ended March 31, 1999 and $3.8 million for the three months ended March 31, 1998.

         Working capital was $44.6 million and $73.6 million at March 31, 1999 and December 31, 1998, respectively.

         Since the inception of operations on April 28, 1995, the company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement dated December 16, 1997, (the "Credit Agreement"). The Credit Agreement, which provides for an aggregate commitment of $75 million, is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a $30 million term loan facility. The five-year Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 31, 1999, the Company had unutilized commitments of $45 million under its Credit Agreement.

         On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of March 31, 1999, the Company had no significant concentrations of credit risk.

         The Company anticipates that it will not be in compliance as of June 30, 1999 with certain covenants of the Credit Agreement as a result of the expected material adverse effect associated with the temporary loss of work discussed under "Recent Developments". The Company is currently negotiating with the lenders to amend these covenants so that it will be in compliance as of June 30, 1999.

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

         The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failures to remedy their own year 2000 issue. There can be no guarantee that the systems of other companies on which the Company systems rely will be converted in a timely fashion, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the printing services it has sold.

         The Company will utilize both internal and external resources to modify internally developed programs and upgrade package software where indicated. The Company plans to complete the year 2000 project no later than September 1999. The indicated software upgrades and version changes are being provided by the software developers as part of the normal software support contracts for those products. These costs were expensed as incurred in 1998 and are not expected to have a material effect on the results of operations during 1999. There were no remediation costs incurred during 1998 and such costs are not expected to exceed $250,000 during 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements of fact, including statements of historical fact, may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company's management shares its knowledge and judgement about factors that they believe may materially affect the Company's performance. The Company makes the forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part I. All subsequent written and oral statements that the Company makes are qualified in their entirety by these Risk Factors.

         Readers are urged to carefully review and consider disclosures made in this and other reports that the Company files with the Securities and Exchange Commission that discuss factors germane to the Company's business.

PERRY JUDD'S HOLDINGS, INC.

PART II.  OTHER INFORMATION


-------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, dated March 26, 1999.

              In addition, the Company has filed herewith the following exhibits:


              27.0 Financial Data Schedule for the period ended March 31, 1999 (filed in electronic form only).


(b)           Reports on Form 8-K

              The following report on Form 8-K was filed during the quarterly period ended March 31, 1999:

              None

PERRY JUDD'S HOLDINGS, INC.

-------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PERRY JUDD'S HOLDINGS, INCORPORATED




Date:     May 13, 1999                      /s/ Verne F. Schmidt
                                            --------------------

                                            Verne F. Schmidt
                                            Senior Vice President and
                                              Chief Financial Officer