Form 10-Q
period 1999-06-30
PERRY-JUDDS INC
filed 1999-08-16
CIK 1053722

=============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM            TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES[X] No [ ]

As of August 16, 1999 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
INDEX
--------------------------------------------------------------------------------

                                                                           Page
PART I.         FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of
           June 30, 1999 and December 31, 1998................................3

         Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 1999 and June 30, 1998.........4

         Condensed Consolidated Statements of Minority Interests,
           Preferred Stock and Stockholders' Equity as of
           June 30, 1999 and December 31, 1998................................5

         Condensed Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 1999 and June 30, 1998...................6

         Notes to Condensed Consolidated Financial Statements.............7 - 8

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................9 - 12

PART II. OTHER INFORMATION...................................................13


PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
--------------------------------------------------------------------------------

                                                                                          June 30,             December 31,
ASSETS                                                                                      1999                  1998
                                                                                         ----------            ------------
                                                                                         (Unaudited)              (Note)
CURRENT ASSETS:

         Cash and cash equivalents (including
           restricted balances of $4,241 and $40,767,
           respectively)........................................................        $      11,608         $      42,444
         Accounts receivable - net of allowance for
           doubtful accounts of $1,197 and $799,
           respectively.........................................................               48,465                54,234
         Inventories  ..........................................................               21,347                14,576
         Deferred income taxes..................................................                  524                   685
         Other current assets...................................................                3,173                 1,690
                                                                                        -------------         -------------

                      Total current assets......................................               85,117               113,629


         Property, plant and equipment, at cost.................................              128,119               106,526
         Accumulated depreciation and amortization..............................              (23,275)              (22,550)
                                                                                        --------------              --------

           Property, plant and equipment - net..................................              104,844                83,976
         Goodwill - net.........................................................               31,301                22,096
         Other assets - net.....................................................               10,430                11,619
                                                                                        -------------         -------------

TOTAL ASSETS....................................................................        $     231,692         $     231,320
                                                                                        =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable.......................................................        $      12,506         $      17,049
         Accrued Expenses.......................................................               24,582                18,917
         Current maturities of long-term debt...................................                9,288                 4,084
                                                                                        -------------         -------------

                      Total current liabilities.................................               46,376                40,050

         Long-term debt.........................................................              131,856               139,101
         Deferred income taxes..................................................               15,890                12,508
         Other long-term liabilities............................................               10,059                 8,729
                                                                                        -------------         -------------

                      Total liabilities.........................................              204,181               200,388
                                                                                        -------------         -------------

MINORITY INTERESTS: Redeemable preferred stock
         Series B and D with stated redemption value
         of $100 per share, aggregate liquidation value of
         $8,800 and $8,267 at June 30, 1999 and
         December 31, 1998, respectively........................................                7,179                 7,097
                                                                                        -------------         -------------

STOCKHOLDERS' EQUITY:

         Preferred stock - par value $0.001 per share,
           775,000 shares authorized, 119,255 and 110,790
           shares issued and outstanding, respectively..........................               11,925                11,079
         Common stock - par value $0.001 per share,
           1,000,000 shares authorized, 860,010
           shares issued and outstanding........................................                    1                     1
         Additional paid-in capital.............................................               21,500                21,500
         Accumulated deficit....................................................              (13,094)               (8,745)
                                                                                        --------------        --------------

                      Total stockholders' equity................................               20,332                23,835
                                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................        $     231,692         $     231,320
                                                                                        =============         =============

Note: Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30                          JUNE 30
                                                                           1999           1998              1999            1998
NET SALES.........................................................     $     63,374   $    69,859       $    134,818      $146,805

OPERATING EXPENSES:

     Costs of production..........................................           51,075        54,244            108,897       115,791
     Selling, general and administrative..........................            8,425         8,612             16,249        16,381
     Depreciation.................................................            3,114         3,045              5,846         6,123
     Amortization of intangibles..................................              458           574              1,029           980
                                                                       ------------   -----------       ------------   -----------

                                                                             63,072        66,475            132,021       139,275
                                                                       ------------   -----------       ------------   -----------

INCOME FROM OPERATIONS............................................              302         3,384              2,797         7,530
                                                                       ------------   -----------       ------------   -----------

OTHER (INCOME) EXPENSES:

     Interest expense.............................................            3,601         3,837              7,270         7,701
     Amortization of deferred financing costs.....................              294           189                587           586
     Interest income..............................................             (265)          (52)              (707)         (142)
     Gain on sale of assets.......................................              (16)          (58)               (74)          (99)
     Other, net...................................................              100            94                191           202
                                                                       ------------   -----------       ------------   -----------

                                                                              3,714         4,010              7,267         8,248
                                                                       ------------   -----------       ------------   -----------

LOSS BEFORE INCOME TAXES..........................................           (3,412)         (626)            (4,470)         (718)

BENEFIT FOR INCOME TAXES..........................................            1,205           108              1,501             1
                                                                       ------------   -----------       ------------   -----------

LOSS BEFORE DIVIDENDS ON
     REDEEMABLE PREFERRED STOCK...................................           (2,207)         (518)            (2,969)         (717)

DIVIDENDS ON REDEEMABLE
     PREFERRED STOCK..............................................              268           262                534           522
                                                                       ------------   -----------       ------------   -----------

NET LOSS..........................................................     $     (2,475)  $      (780)      $     (3,503)  $    (1,239)
                                                                       =============  ============      =============  ===========

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                  Minority Interests            Preferred Stock            Common Stock
                                 --------------------           ---------------           --------------
                                             Carrying                    Carrying                    Carrying       Accumulated
                                 Shares        Value         Shares        Value         Shares        Value          Deficit
                                 ------        -----         ------        -----         ------        -----          -------
December 31, 1998..............   70,973       $7,097         110,790      $11,079       860,010       $21,501       $ (8,745)
Net loss.......................       --           --              --           --            --            --         (3,503)
Stock dividends................      813           82           8,465          846            --            --           (846)
                                  ------       ------         -------      -------       -------       -------       --------
June 30, 1999..................   71,786       $7,179         119,255      $11,925       860,010       $21,501       $(13,094)
                                  ======       ======         =======      =======       =======       =======       ========

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                     SIX MONTHS
                                                                                             1999                   1998
OPERATING ACTIVITIES:

     Net loss .................................................................        $        (3,503)          $   (1,239)

     Adjustments to reconcile net loss to net cash flows provided by operating activities:

     Depreciation and amortization..............................................                7,462                 7,689
     Deferred income tax provision..............................................                  (20)                 (294)
     Gain on sale of fixed assets...............................................                  (74)                  (99)
     Changes in operating assets and liabilities:...............................

         Accounts receivable - net..............................................                8,925                   501
         Inventories............................................................               (5,668)               (2,682)
         Accounts payable and accrued expenses..................................               (1,394)                  422
         Other assets and liabilities - net.....................................                 (237)                 (460)
                                                                                        --------------        --------------

              Net cash provided by operating activities.........................                5,491                 3,838
                                                                                        -------------         -------------

INVESTING ACTIVITIES -

     Acquisition of business, net of cash acquired..............................              (24,118)                   --
     Additions to property, plant and equipment - net...........................              (10,168)              (10,978)
                                                                                        --------------        --------------

              Net cash used by investing activities.............................              (34,286)              (10,978)

FINANCING ACTIVITIES -

     Financing costs incurred...................................................                   --                  (204)
     Increase in revolving debt.................................................                   --                 5,026
     Debt repayments............................................................               (2,041)               (1,045)
                                                                                        --------------        --------------

              Net cash (used)/provided by financing activities..................               (2,041)                3,777
                                                                                        --------------        -------------

DECREASE IN CASH AND CASH EQUIVALENTS...........................................              (30,836)               (3,363)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................               42,444                 3,779
                                                                                        -------------         -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD........................................        $      11,608         $         416
                                                                                        =============         =============

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

              Fair value of assets acquired (excluding cash)........      $      21,420
              Goodwill..............................................              9,636
              Fair value of liabilities assumed.....................            (13,581)
              Amounts paid to creditors.............................              6,643
                                                                          -------------
              Cash paid for net assets acquired.....................      $      24,118
                                                                          =============

         Concurrent with the acquisition of Heartland, a one-time fee of $750,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

2.       INVENTORIES

         Inventories are summarized as follows:

                                                         June 30,                December 31,
                                                           1999                      1998
         Work-in-process............................. $      9,784             $       3,791
         Raw materials and production supplies.......       11,563                    10,785
                                                      ------------             -------------
         Total....................................... $     21,347             $      14,576
                                                      ============             =============


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

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RECENT DEVELOPMENTS

         As a result of unresolved negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo, Wisconsin plant (the "GCIU Employees"), two major customers of the Company, including Time, Inc., placed the printing and production of several weekly issues with competitors of the Company. These publications accounted for approximately 10% of the Company's consolidated revenues for 1998. During April 1999, the GCIU employees voted to ratify the Company's final offer. All work placed with competitors by these two major customers was placed back into production at the Waterloo, Wisconsin plant during the second quarter of 1999. As a result of this temporary loss of work, the Company experienced a material adverse effect on its financial statements with reductions in net sales and income from operations of approximately $5.4 million and $3.0 million, respectively, during the second quarter of 1999.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998.

         Net sales decreased $12.0 million or 8.2% to $134.8 million for the six months ended June 30, 1999 from $146.8 million for the six months ended June 30, 1998. The decrease resulted primarily from the sale of Port City Press ("Port City") on September 2, 1998 whose net sales of $18.4 million were included in the prior years' six month results, the acquisition of Heartland Press, Inc. ("Heartland") on February 1, 1999 whose net sales of $11.7 million are included in the first six months of 1999, and the temporary displacement of work by two major customers during the second quarter of 1999 of $5.4 million resulting from unresolved negotiations at the Waterloo plant (See "Recent Developments"). Paper costs were 25.8% of net sales for the six months ended June 30, 1999 versus 26.7% for the six months ended June 30, 1998.

         Costs of production decreased $6.9 million or 6.0% to $108.9 million for the six months ended June 30, 1999 from $115.8 million for the six months ended June 30, 1998, principally due to the sale of Port City and the acquisition of Heartland. Costs of production as a percent of net sales were 80.8% for the six months ended June 30, 1999 as compared to 78.9% experienced in the six months ended June 30, 1998, principally from the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's Inc. on August 17, 1998.

         Selling, general and administrative expenses decreased $0.2 million or 0.8% to $16.2 million for the six months ended June 30, 1999 compared to $16.4 million for the six months ended June 30, 1998 principally due to the sale of Port City and the acquisition of Heartland. Selling, general and administrative expenses increased as a percent of net sales to 12.1% in the 1999 period compared to 11.1% in the 1998 period primarily due to the reduction in net sales discussed above.

         Depreciation expense decreased $0.3 million or 4.5% to $5.8 million for the six months ended June 30, 1999 from $6.1 million for the six months ended June 30, 1998 as a result of the Port City sale and Heartland acquisition.

         Income from operations decreased $4.7 million to $2.8 million for the six months ended June 30, 1999 from $7.5 million for the six months ended June 30, 1998, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.4 million to $7.3 million for the six months ended June 30, 1999 from $7.7 million for the six months ended June 30, 1998 as a result of reduced debt levels during the 1999 period compared to the 1998 period.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998.

         Net sales decreased $6.5 million or 9.3% to $63.4 million for the three months ended June 30, 1999 from $69.9 million for the three months ended June 30, 1998. The decrease resulted from the sale of Port City on September 2, 1998 whose net sales of $9.3 million were included in the prior years' second quarter's results, the acquisition of Heartland on February 1, 1999 whose net sales of $7.3 million are included in the second quarter of 1999, and the temporary displacement of work by two major customers during the second quarter of 1999 of $5.4 million resulting from unresolved negotiations at the Waterloo plant (See "Recent Developments"). Paper costs were 24.0% of net sales for the three months ended June 30, 1999 versus 25.4% for the three months ended June 30, 1998.

Costs of production decreased $3.1 million or 5.8% to $51.1 million for the three months ended June 30, 1999 from $54.2 million for the three months ended June 30, 1998, principally from the sale of Port City and the acquisition of Heartland. Costs of production as a percent of net sales were 80.6% for the three months ended June 30, 1999 as compared to 77.6% experienced in the three months ended June 30, 1998, principally as

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

a result of the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's Inc. on August 17, 1998.

         Selling, general and administrative expenses decreased $0.2 million or 2.2% to $8.4 million for the three months ended June 30, 1999 compared to $8.6 million for the three months ended June 30, 1998 principally due to the sale of Port City and the acquisition of Heartland. Selling, general and administrative expenses increased as a percent of net sales to 13.3% in the 1999 period compared to 12.3% in the 1998 period, primarily due to the reduction in net sales discussed above.

         Depreciation expense increased $0.1 million or 2.2% to $3.1 million for the three months ended June 30, 1998 from $3.0 million for the three months ended June 30, 1998 as a result of the Port City sale and Heartland acquisition.

         Income from operations decreased $3.1 million to $0.3 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.2 million to $3.6 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998 as a result of reduced debt levels during the 1999 period compared to the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $3.0 million for the six months ended June 30, 1999 and $7.0 million for the six months ended June 30, 1998.

         Working capital was $38.7 million and $73.6 million at June 30, 1999 and December 31, 1998, respectively.

         Since the inception of operations on April 28, 1995, the company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement dated December 16, 1997, (the "Credit Agreement"). The Credit Agreement, which provides for an aggregate commitment of $75 million, is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a $30 million term loan facility. The five-year Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 30, 1999, the Company had unutilized commitments of $45 million under its Credit Agreement.

         The material adverse effect associated with the temporary loss of work discussed under ("Recent Developments") required certain financial covenants under the Credit Agreement to be amended. Such amendment was completed in August, 1999, and the Company is currently in compliance with all of its financial covenants under the Credit Agreement.

         On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of June 30, 1999, the Company had no significant concentrations of credit risk.

         The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.
                                        10

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

         The Company has largely completed communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable if those parties fail to remedy their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company systems rely will be converted in a timely fashion, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the printing services it has sold.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for under this item is contained in Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

PERRY JUDD'S HOLDINGS, INC.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, dated March 31, 1999.

              In addition, the Company has filed herewith the following exhibits:

              27.0 Financial Data Schedule for the period ended June 30,
                   1999 (filed in electronic form only).

(b)           Reports on Form 8-K

              The following report on Form 8-K was filed during the quarterly period ended June 30, 1999:

              None

PERRY JUDD'S HOLDINGS, INC.

-------------------------------------------------------------------------------


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PERRY JUDD'S HOLDINGS, INC.

Date:         August 16, 1999                /s/ Verne F. Schmidt
                                                ----------------------------
                                                Verne F. Schmidt
                                                Senior Vice President and
                                                Chief Financial Officer