Form 10-Q
period 1999-09-30
PERRY-JUDDS INC
filed 1999-11-15
CIK 1053722

=============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES [X] No [ ]

As of November 12, 1999 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
INDEX
-------------------------------------------------------------------------------


                                                                        Page

PART I.  FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets as of
      September 30, 1999 and December 31, 1998.........................    3

    Condensed Consolidated Statements of Operations for the
      Three and Nine Months ended September 30, 1999 and
      September 30, 1998...............................................    4

    Condensed Consolidated Statements of Minority Interests,
      Preferred Stock and Stockholders' Equity as of
      September 30, 1999 and December 31, 1998........................     5

    Condensed Consolidated Statements of Cash Flows for the
      Nine Months ended September 30, 1999 and September 30, 1998.....     6

    Notes to Condensed Consolidated Financial Statements.............. 7 - 8

    Management's Discussion and Analysis of Financial Condition
      and Results of Operations....................................... 9 - 12

PART II. OTHER INFORMATION............................................     13

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
-------------------------------------------------------------------------------

                                                                                        September 30,          December 31,
ASSETS                                                                                      1999                   1998
                                                                                         (Unaudited)              (Note)
CURRENT ASSETS:

         Cash and cash equivalents (including
           restricted balances of $0 and $40,767,
           respectively)........................................................        $       3,814         $      42,444
         Accounts receivable - net of allowance for
           doubtful accounts of $1,234 and $799,
           respectively.........................................................               54,775                54,234
         Inventories  ..........................................................               19,724                14,576
         Income tax receivable..................................................                1,639                    --
         Deferred income taxes..................................................                  501                   685
         Other current assets...................................................                2,791                 1,690
                                                                                        -------------         -------------

                      Total current assets......................................               83,244               113,629

         Property, plant and equipment, at cost.................................              131,465               106,526
         Accumulated depreciation and amortization..............................              (26,125)              (22,550)
                                                                                        --------------              --------

           Property, plant and equipment - net..................................              105,340                83,976
         Goodwill - net.........................................................               31,070                22,096
         Other assets - net.....................................................                9,853                11,619
                                                                                        -------------         -------------

TOTAL ASSETS....................................................................        $     229,507         $     231,320
                                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable.......................................................        $      16,037         $      17,049
         Accrued expenses.......................................................               24,590                18,917
         Current maturities of long-term debt...................................                5,587                 4,084
                                                                                        -------------         -------------

                      Total current liabilities.................................               46,214                40,050

         Long-term debt.........................................................              130,336               139,101
         Deferred income taxes..................................................               15,982                12,508
         Other long-term liabilities............................................               10,013                 8,729
                                                                                        -------------         -------------

                      Total liabilities.........................................              202,545               200,388
                                                                                        -------------         -------------

MINORITY INTERESTS: Redeemable preferred stock
         Series B and D with stated redemption value
         of $100 per share, aggregate liquidation value of
         $9,069 and $8,267 at September 30, 1999 and
         December 31, 1998, respectively........................................                7,219                 7,097
                                                                                        -------------         -------------

STOCKHOLDERS' EQUITY:

         Preferred stock - par value $0.001 per share,
           775,000 shares authorized, 123,727 and 110,790
           shares issued and outstanding, respectively..........................               12,373                11,079
         Common stock - par value $0.001 per share,
           1,000,000 shares authorized, 860,010
           shares issued and outstanding........................................                    1                     1
         Additional paid-in capital.............................................               21,500                21,500
         Accumulated deficit....................................................              (14,131)               (8,745)
                                                                                        --------------        --------------

                      Total stockholders' equity................................               19,743                23,835
                                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................        $     229,507         $     231,320
                                                                                        =============         =============

Note: Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                                           1999           1998              1999            1998
NET SALES.........................................................     $     79,808   $    71,962       $    214,626   $   218,767

OPERATING EXPENSES:

     Costs of production..........................................           64,764        57,459            173,661       173,250
     Selling, general and administrative..........................            8,093         7,713             24,342        24,094
     Depreciation.................................................            2,936         2,717              8,782         8,840
     Amortization of intangibles..................................              512           500              1,541         1,480
                                                                       ------------   -----------       ------------   -----------

                                                                             76,305        68,389            208,326       207,664
                                                                       ------------   -----------       ------------   -----------

INCOME FROM OPERATIONS............................................            3,503         3,573              6,300        11,103
                                                                       ------------   -----------       ------------   -----------

OTHER (INCOME) EXPENSES:

     Interest expense.............................................            3,577         4,026             10,847        11,727
     Amortization of deferred financing costs.....................              293           299                880           885
     Interest income..............................................             (144)         (802)              (851)         (944)
     (Gain) loss on sale of assets................................              (53)          158               (127)           59
     Other, net...................................................               97            91                288           293
                                                                       ------------   -----------       ------------   -----------

                                                                              3,770         3,772             11,037        12,020
                                                                       ------------   -----------       ------------   -----------

LOSS BEFORE INCOME TAXES..........................................             (267)         (199)            (4,737)         (917)

BENEFIT (PROVISION) FOR INCOME TAXES..............................              (53)           97              1,448            98
                                                                       -------------  -----------       ------------   -----------

LOSS BEFORE DIVIDENDS ON
     REDEEMABLE PREFERRED STOCK...................................             (320)         (102)            (3,289)         (819)

DIVIDENDS ON REDEEMABLE
     PREFERRED STOCK..............................................              269           263                803           785
                                                                       ------------   -----------       ------------   -----------

NET LOSS..........................................................     $       (589)  $      (365)      $     (4,092)  $    (1,604)
                                                                       =============  ============      =============  ============

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                  MINORITY INTERESTS            PREFERRED STOCK            COMMON STOCK
                                 --------------------        --------------------        --------------------
                                             CARRYING                    CARRYING                    CARRYING       ACCUMULATED
                                 SHARES        VALUE         SHARES        VALUE         SHARES        VALUE          DEFICIT
                                 ------        -----         ------        -----         ------        -----          -------
December 31, 1998..............   70,973       $7,097         110,790      $11,079       860,010       $21,501        $ (8,745)

Net loss.......................       --           --              --           --            --            --          (4,092)
Stock dividends................    1,219          122          12,937        1,294            --            --          (1,294)
                                  ------      -------         -------      -------       -------       -------        ---------
September 30, 1999.............   72,192       $7,219         123,727      $12,373       860,010       $21,501        $(14,131)
                                  ======      =======         =======      =======       =======       =======        =========

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                             NINE MONTHS
                                                                                          1999            1998
OPERATING ACTIVITIES:

     Net loss .................................................................       $  (4,092)      $ (1,604)
     Adjustments to reconcile net
         loss to net cash flows
         provided by operating activities:
     Depreciation and amortization..............................................         11,203         11,205
     Deferred income tax provision..............................................             94            709
     (Gain) loss on sale of fixed assets........................................           (127)            59
     Changes in operating assets and liabilities:
         Accounts receivable - net..............................................          2,615         (8,211)
         Inventories............................................................         (4,044)        (4,266)
         Accounts payable and accrued expenses..................................            548          5,625
         Other assets and liabilities - net.....................................             99         (2,767)
                                                                                       --------       --------

              Net cash provided by operating activities.........................          6,296            750
                                                                                       --------       --------

INVESTING ACTIVITIES -

     Acquisition of business, net of cash acquired..............................        (24,118)            --
     Proceeds from sale of fixed assets.........................................             --          2,903
     Proceeds from sale / leaseback.............................................             --         20,938
     Proceeds from Port City sale...............................................             --         29,374
     Additions to property, plant and equipment - net...........................        (13,546)       (16,951)
                                                                                       --------       --------

              Net cash (used)/provided by investing activities                        $ (37,664)        36,264
                                                                                       --------       --------

FINANCING ACTIVITIES -
     Financing costs incurred...................................................             --           (241)
     Increase in revolving debt.................................................             --          2,876
     Debt repayments............................................................         (7,262)        (1,565)
                                                                                       --------       --------

              Net cash (used)/provided by financing activities                           (7,262)         1,070
                                                                                       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................        (38,630)        38,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................         42,444          3,779
                                                                                       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................      $   3,814      $  41,863
                                                                                      =========      =========

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

              Fair value of assets acquired (excluding cash)......    $ 21,420
              Goodwill............................................       9,636
              Fair value of liabilities assumed...................     (13,581)
              Amounts paid to creditors...........................       6,643
                                                                      --------
              Cash paid for net assets acquired...................    $ 24,118
                                                                      ========

         Concurrent with the acquisition of Heartland, a one-time fee of $750,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

2.       INVENTORIES

         Inventories are summarized as follows:

                                                         September 30,      December 31,
                                                             1999               1998

         Work-in-process............................    $      8,874      $       3,791
         Raw materials and production supplies......          10,850             10,785
                                                        ------------      -------------

         Total......................................    $     19,724      $      14,576
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

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1998.

         Net sales decreased $4.2 million or 1.9% to $214.6 million for the nine months ended September 30, 1999 from $218.8 million for the nine months ended September 30, 1998. The decrease resulted primarily from the sale of Port City Press ("Port City") on September 2, 1998 whose net sales of $24.4 million were included in the prior years' nine month results, the acquisition of Heartland Press, Inc. ("Heartland") on February 1, 1999 whose net sales of $19.3 million are included in the first nine months of 1999, and the temporary displacement of work by two major customers during the second quarter of 1999 of $5.4 million resulting from unresolved negotiations at the Waterloo plant. Paper costs were 25.5% of net sales for the nine months ended September 30, 1999 versus 26.7% for the nine months ended September 30, 1998.

         Costs of production increased $0.4 million or 0.2% to $173.7 million for the nine months ended September 30, 1999 from $173.3 million for the nine months ended September 30, 1998, principally from the sale of Port City and the acquisition of Heartland. Costs of production as a percent of net sales were 80.9% for the nine months ended September 30, 1999 as compared to 79.2% experienced in the nine months ended September 30, 1998, principally from the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's Inc. on August 17, 1998.

         Selling, general and administrative expenses increased $0.2 million or 1.0% to $24.3 million for the nine months ended September 30, 1999 compared to $24.1 million for the nine months ended September 30, 1998. Selling, general and administrative expenses increased as a percent of net sales to 11.3% in the 1999 period compared to 11.0% in the 1998 period.

         Depreciation expense of $8.8 million was the same for the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

         Income from operations decreased $4.8 million to $6.3 million for the nine months ended September 30, 1999 from $11.1 million for the nine months ended September 30, 1998, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.9 million to $10.8 million for the nine months ended September 30, 1999 from $11.7 million for the nine months ended September 30, 1998 as a result of reduced debt levels during the 1999 period compared to the 1998 period.

         In March of 1999, two major customers of the Company, including Time, Inc., placed the printing and production of several weekly issues with competitors of the Company as a result of unresolved negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo, Wisconsin plant (the "GCIU Employees"). These publications accounted for approximately 10% of the Company's consolidated revenues for 1998. During April 1999, the GCIU Employees voted to ratify the Company's final offer. All work placed with competitors by these two major customers was placed back into production at the Waterloo, Wisconsin plant during the second quarter of 1999. As a result of this temporary loss of work, the Company experienced a material adverse effect on its financial statements with reductions in net sales and income from operations of approximately $5.4 million and $3.0 million, respectively, during the second quarter of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Net sales increased $7.8 million or 10.8% to $79.8 million for the three months ended September 30, 1999 from $72.0 million for the three months ended September 30, 1998. The increase resulted primarily from the addition of sales from Heartland Press during the third quarter of 1999 and substantially higher volume of production units from new and existing customers. Paper costs were 25.1% of net sales for the three months ended September 30, 1999 versus 26.8% for the three months ended September 30, 1998.

         Costs of production increased $7.3 million or 12.7% to $64.8 million for the three months ended September 30, 1999 from $57.5 million for the three months ended September 30, 1998, principally from the addition of Heartland's production and overall increased volume of production. Costs of production as a percent of net sales were 81.1% for the three months ended September 30, 1999 as compared to 79.8% experienced in the three months ended September 30, 1998, principally as a result of the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's Inc. on August 17, 1998.

         Selling, general and administrative expenses increased $0.4 million or 4.9% to $8.1 million for the three months ended September 30, 1999 compared to $7.7 million for the three months ended September 30, 1998. Selling, general and administrative expenses decreased as a percent of net sales to 10.1% in the 1999 period compared to 10.7% in the 1998 period.

         Depreciation expense increased $0.2 million or 8.1% to $2.9 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998 as a result of including depreciation from Heartland for the third quarter of 1999.

         Income from operations decreased $0.1 million to $3.5 million for the three months ended September 30, 1999 from $3.6 million for the three months ended September 30, 1998, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.4 million to $3.6 million for the three months ended September 30, 1999 from $4.0 million for the three months ended September 30, 1999 as a result of reduced debt levels during the 1999 period compared to the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $6.5 million for the nine months ended September 30, 1999 and $10.3 million for the nine months ended September 30, 1998.

         Working capital was $37.0 million and $73.6 million at September 30, 1999 and December 31, 1998, respectively.

         Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement dated December 16, 1997, (the "Credit Agreement"). The Credit Agreement, which provides for an aggregate commitment of $75 million, is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a $30 million term loan facility. The five-year Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 1999, the Company had unutilized commitments of $45.0 million under its Credit Agreement.

         The material adverse effect associated with the temporary loss of work discussed under Results of Operations required certain financial covenants under the Credit Agreement to be amended. Such amendment was completed in August, 1999, and the Company is currently in compliance with all of its financial covenants under the Credit Agreement.

         On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of September 30, 1999, the Company had no significant concentrations of credit risk.

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

         The Company's business software applications have been reviewed for their ability to operate correctly in the year 2000 and beyond. It was determined that some software package version upgrades and modification of some existing internally developed programs were required so that the computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with minor modification and with the version upgrades, the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could have a material impact on the operations of the Company.

         The Company has completed communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable if those parties fail to remedy their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company systems rely will be converted in a timely fashion, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the printing services it has sold.

         The Company has utilized both internal and external resources to modify internally developed programs and upgrade package software where indicated. The Company has completed its remediation phase of such modifications and expects to complete its testing phase no later than November 1999. The indicated software upgrades and version changes are being provided by the software developers as part of the normal software support contracts for those products. These costs were expensed as incurred in 1998 and are not expected to have a material effect on the results of operations during 1999. There were no remediation costs incurred during 1998 and such costs are not expected to exceed $250,000 during 1999.

         The most reasonable, likely, worst case scenario would be for the Company to fail to completely remediate certain legacy software programs used at the Strasburg, Virginia operations. If unsuccessful in its attempts to remediate these programs, the Company would adopt alternative, less efficient processes and procedures until such remediation is complete.

         The costs of the project and the date on which the Company expects to complete the year 2000 efforts are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party software developer modification plans and other factors. However, there can be no guarantee that these estimates will be accurate and actual results could potentially differ materially from those estimates.

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

              In addition, the Company has filed herewith the following exhibits:

              27.0 Financial Data Schedule for the period ended September 30, 1999 (filed in electronic form only).

(b)           Reports on Form 8-K

              The following report on Form 8-K was filed during the quarterly period ended September 30, 1999:

              None

PERRY JUDD'S HOLDINGS, INC.

-------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PERRY JUDD'S HOLDINGS, INC.

Date:   November 12, 1999                  /s/ Verne F. Schmidt
                                            ---------------------------

                                            Verne F. Schmidt
                                            Senior Vice President and
                                            Chief Financial Officer