Form 10-K405
period 1999-12-31
PERRY-JUDDS INC
filed 2000-03-29
CIK 1053722

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

        Registrant's telephone number, including area code: 920-478-3551

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 28, 2000, there were 860,010 shares of Registrant's Common Stock, par value $.001 per share outstanding. There is no established public trading market for the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                         -----------
PART I

ITEM 1.   Business....................................................             1
ITEM 2.   Properties..................................................            10
ITEM 3.   Legal Proceedings...........................................            11
ITEM 4.   Submission of Matters to a Vote of Security Holders.........            11

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................            12
ITEM 6.   Selected Financial Data.....................................            12
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................            13
ITEM 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................            17
ITEM 8.   Financial Statements and Supplementary Data.................            17
ITEM 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................            17

PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........            18
ITEM 11.  Executive Compensation......................................            20
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................            24
ITEM 13.  Certain Relationships and Related Transactions..............            25

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................            27

EXHIBIT INDEX.........................................................            28

SIGNATURES............................................................            29

FINANCIAL STATEMENTS..................................................   F-1 to F-20

    This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company's management shares its knowledge and judgement about factors that they believe may materially affect the Company's performance. The Company makes the forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. "Business--Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". All subsequent written and oral statements that the Company makes are qualified in their entirety by these Risk Factors.

    Readers are urged to carefully review and consider disclosures made in this and other reports that the Company files with the Securities and Exchange Commission that discuss factors germane to the Company's business.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Unless the context otherwise provides, all references in this Annual Report to the "Company" includes Perry Judd's Holdings, Inc., its wholly-owned subsidiary, Perry Judd's Incorporated ("Perry Judd's") and Judd's Online, Inc., a wholly-owned subsidiary of Perry Judd's. All references to Perry Judd's shall include its former consolidated subsidiaries: Judd's Incorporated ("Judd's"), Judd & Detweiler, Inc., Mount Jackson Press, Inc., Shenandoah Valley
Press, Inc. ("Shenandoah Valley"), and Port City Press, Inc. ("Port City").

    The Company is a leading multi-regional printer of magazines, catalogs, and other commercial products. Its printing facilities are strategically located in the Midwest and Mid-Atlantic regions, with each plant having state-of-the-art, integrated prepress, press, binding and distribution capabilities. The Company services regional and national customers through sales offices in 13 cities nationwide. Management believes the Company has established a reputation for high quality products and superior customer service, which have resulted in long-standing customer and supplier relationships. The Company manages the total prepress, print, and distribution process to provide value-added solutions that reduce customer costs or assist customers in increasing revenues.

    Effective April 28, 1995, the Company acquired certain assets and assumed certain liabilities of Perry Printing Corporation ("Perry Printing"). Prior to April 28, 1995, the Company had no operating activities.

    On December 16, 1997, the Company completed the acquisition of Judd's, which is a short-to-medium run printer servicing the magazine, commercial and technical books sectors. The financial and other information included in this Annual Report includes the operations of Judd's since the date of the acquisition.

    On February 1, 1999, the Company completed the acquisition of Heartland Press, Inc. ("Heartland") which is a short-run printer servicing the magazine sector. The financial and other information included in this Annual Report includes the operations of Heartland since the date of the acquisition.

    The Company operates primarily in one business segment--printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                                                                1999       1998       1997
                                                              --------   --------   --------
Magazines...................................................     59%        53%        45%
Catalogs....................................................     32%        32%        43%
Other.......................................................      9%        15%        12%
                                                                ---        ---        ---
  TOTAL.....................................................    100%       100%       100%
                                                                ===        ===        ===

    Substantially all of the Company's sales are based upon customer specifications. A significant amount of the Company's sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis. One of the Company's customers, Time, Inc., accounted for approximately 14% of the Company's consolidated net sales during 1999. In the opinion of management, the loss, at substantially the same time, of all of the business provided by this customer would have a material adverse effect on the Company. No other customer accounted for more than 10% of the Company's consolidated net sales for 1999.

MARKET SECTORS

    MAGAZINES. The Company believes that it is the seventh largest printer of magazines in the United States. The Company's principal competitors in magazines consist of five diversified printing companies. The Company's magazine customers include some of the largest and most established publishers in a diverse range of market categories. The Company believes that established publications are the most likely to have a continuing and improving market presence. Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with an advantage over competitors whose customers may be more susceptible to such downturns.

    Substantially all of the Company's magazine printing is performed under contracts, the majority of which have remaining terms ranging from one to five years. The Company's strong relationships with its magazine customers have historically enabled it to extend most of its magazine contracts beyond their initial expiration dates. The Company's relationships with its top ten magazine customers averages more than 18 years.

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

    In addition, the Company's experience and reputation for building effective interactive web-sites and creative electronic commerce solutions has expanded its customer base for its New Media Services to non-publishing customers. The Company is a Microsoft-certified provider of website development services, and management intends to continue to develop innovative multimedia products and services for publishing, direct-marketing and non-publishing customers, including current projects to develop website advertising and electronic commerce.

PREPRESS

    In each of its facilities, the Company provides a full range of prepress services and equipment utilizing the latest technology, answering the demand for high quality, 24-hour preparatory services. The Company's prepress services include conventional preparatory services, (such as color separation, production of platemaking film, imposition, and platemaking) as well as state-of-the-art computer-to-plate technology. The Company has made significant investments in transforming its prepress operations from labor-intensive to equipment- and system-intensive processes, including the introduction of electronic prepress capabilities enabling the Company to receive, create and process pages electronically and to utilize automated platemaking equipment.

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

    The Company employs technological advances in ink-jet addressing and geo-demographic selective binding (on both a regional and specific carrier route basis). All of the Company's magazine and catalog binding equipment has ink-jet capabilities and partial or fully selective systems. During the binding process, a product's content can be modified to include or exclude certain materials using technologies that enable a magazine publisher or catalog merchant to customize and personalize its market by sending the same basic magazine or catalog to all consumers while inserting different advertisements, messages, prices or product offerings, depending upon the geographic and demographic characteristics of the individual customer or subscriber.

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

    The Company's competitors in the magazine and catalog printing market consist of diversified printing companies who have facilities sufficient to compete in the national market, along with various local or regional printers with less extensive facilities who compete for local or regional business. The Company's key competitors in these markets include R.R. Donnelley & Sons, Quebecor World, Quad/ Graphics, Banta Corp. and Brown Printing.

RAW MATERIALS

    Paper and ink are the primary direct materials used by the Company. Generally, direct material costs are passed on to the customer.

    The primary raw material used by the Company in its operation is paper. In 1999, the Company's customers supplied approximately two-thirds of the paper used in the printing process, and the Company supplied approximately one-third. The cost of paper is a principal factor in the Company's manufacturing costs and pricing to certain customers and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company's net sales and cost of sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Fluctuations in paper costs result in corresponding fluctuations in the Company's net sales, but typical fluctuations generally have not affected volume or profits to any significant extent. However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits. The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers' needs.

    The Company supplies all of the ink used by its customers and has strong relationships with its suppliers. The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers yield improved quality, pricing and overall services to its customers. See "Certain Relationships and Related Party Transactions".

SEASONALITY

    The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 1999.

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

EMPLOYEES

    As of December 31, 1999, the Company had approximately 2,400 employees, of which approximately 576 or 24% were represented by unions. All union employees are employed at the Company's Waterloo plant. As of March 1, 2000, approximately 212 of such union employees were covered under a labor contract which expires in June 2001, and approximately 370 of such union employees were covered under a labor contract which expires in April 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's union negotiations during 1999. The Company believes that it has satisfactory employee and labor relations.

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

HOLDING COMPANY STRUCTURE

    The Company is a holding company, the principal assets of which consist of equity interests in its subsidiaries. The Senior Notes are a direct obligation of the Company, which derives all of its revenues from the operations of its subsidiaries. As a result, the Company will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal and interest on the Senior Notes. Accordingly, the Company's ability to pay interest on the Senior Notes and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries. The payment of dividends from the subsidiaries to the Company and the payment of any interest on or the repayment of any principal of any loans or advances made by the Company to any of its subsidiaries may be subject to statutory restrictions under corporate law limiting the payment of dividends and are contingent upon the earnings of such subsidiaries. The Company's subsidiaries are guarantors of the indebtedness incurred under the Credit Agreement. The Senior Notes are not secured by liens against any of the Company's and its subsidiaries' assets, while the indebtedness incurred under the Credit Agreement is secured by liens against substantially all the Company's and its subsidiaries' assets.

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

COMPETITION

    The commercial printing industry in the U.S. is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. In addition, many of the Company's competitors have substantially greater financial, marketing, distribution, management and other resources than the Company, and as the industry experiences continued consolidation, the Company's competitors may further enhance such resources. The Company also believes that excess capacity in the industry, especially during periods of economic downturn, would result in downward pricing pressure and intensified competition in the printing industry. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so may have a material adverse effect on the Company's financial condition and results of operations. See "Business--Competition".

TECHNOLOGICAL CHANGES

    Technology in the printing industry has evolved and continues to evolve. Since 1995, over $100 million of purchased and leased capital expenditures have been invested for printing facilities and production equipment. As technology continues to evolve and as its customers' needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

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

    Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. Any loss of the sources for paper supply or any disruption in such sources' business or failure to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials which could have a material adverse affect on the Company's results of operations. Although the Company actively manages its paper supply and believes it has established strong relationships with its suppliers, there can be no assurance that the Company's sources of supply for its paper will be adequate or, in the event that such sources are not adequate, that alternative sources can be developed in a timely manner. If the Company is unable to secure sufficient supplies of paper of appropriate quality, its financial condition, results of operations and cash flows could be materially adversely affected. See "Business--Raw Materials".

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

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

    The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee health and safety. These environmental regulations relate to the generation, storage, transportation, handling, disposal and emission into the environment of various substances. Permits are required for operation of the Company's business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company is also subject to regulation under various federal, state and local laws which allow regulatory authority to compel (or seek reimbursement for) cleanup of environmental contamination at the Company's own sites and at facilities where its waste is or has been disposed. The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws. The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material. See "Business--Regulatory Compliance".

RELIANCE ON KEY PERSONNEL

    The Company's success will continue to depend to a significant extent on its executive officers and other key management personnel. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future. In addition, the success of any acquisition by the Company may depend, in part, on the Company's ability to retain management personnel of the acquired companies. There can be no assurance that the Company will be able to retain such management personnel.

CONTROL BY PRINCIPAL STOCKHOLDERS

    Robert E. Milhous and Paul B. Milhous, the Chairman and Vice Chairman, respectively, of the Company own together beneficially a substantial majority of the outstanding capital stock of the Company. Accordingly, these stockholders have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval including, without limitation, approval of merger transactions involving the Company and sales of all or substantially all of the Company's assets. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

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

ITEM 2. PROPERTIES

    Each of the Company's printing plants has a primary product expertise which allows it to maximize the efficiency and responsiveness of its operations. Information about the Company's facilities are set forth below:

LOCATION                                          USE                 OWNED/LEASED   SQUARE FEET
--------                           ---------------------------------  ------------   -----------
Corporate Headquarters             Executive Offices and
Waterloo, WI.....................  Corporate Support Functions        Lease             50,200
Preproduction Facilities
Madison, WI......................  Digital Prepress Production        Lease              7,100
New Media Facilities
Winchester, VA...................  New Media Services                 Lease             14,000
Printing Plants
Waterloo, WI.....................  Long- and medium-run magazines     Lease            298,800
Strasburg, VA....................  Medium- and short-run magazines    Lease            353,400
Baraboo, WI......................  Consumer and business catalogs     Lease            614,000
Spencer, IA......................  Short-run magazines                Own              127,000
Warehouses
Waterloo, WI (3 sites)...........  Paper storage                      Lease            112,800
Mt. Jackson, VA..................  Customer supplied inserts          Lease             61,700

    In addition, the Company leases several sales offices located throughout the United States. The Company believes that none of its leases are material to its operations and that such leases were entered into on market terms.

ITEM 3. LEGAL PROCEEDINGS

    On November 24, 1999, Journal Communications, Inc. and Northstar Print Group, Inc. filed suit against the Company in the State of Wisconsin Circuit Court for Jefferson County, Case No. 99CV373, arising out of the Company's redemption of its Series A preferred stock held by the plaintiffs due to the Company's outstanding indemnity claims involving breaches of warranties and representations made by the plaintiffs on certain assets purchased from the plaintiffs in connection with the acquisition of Perry Printing Corporation in 1995. Redemption features of the Series A preferred stock provide the Company with the option to offset such claims as immediate redemption of the Series A preferred stock up to a maximum redemption value of $5 million. The complaint alleges that the Company wrongfully redeemed the preferred stock, refused to pay dividends on other stock, and refused to pay for certain services allegedly rendered by the plaintiff to the Company. The aggregate damages sought are approximately $3 million and the payment of preferred stock dividends. On January 6, 2000, the Company answered by denying the complaint's allegations and asserting counterclaims in an aggregate amount of more than $7 million. Discovery has recently commenced in this litigation and it is too early to form an opinion as to its outcome. However, the Company believes that there are substantial meritorious defenses to the claims and intends to vigorously defend the action.

    Other claims, suits, and complaints may arise in the ordinary course of the Company's business. The Company believes that any such pending matters are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the consolidated financial statements of the Company, taken as a whole, if determined adversely against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no established public trading market for the Company's common stock or other equity securities. As of December 31, 1999, there were 10 holders of the common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for each of the last five fiscal years. This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. Information related to 1996 and 1995 is derived from financial statements not included herein.

                                                                                                         PREDECESSOR
                                                                                                           (PERRY
                                                   PERRY JUDD'S HOLDINGS, INC.                            PRINTING)
                            --------------------------------------------------------------------------   -----------
                                                     (DOLLARS IN THOUSANDS)
                             YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED    248 DAYS ENDED    117 DAYS
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     APRIL 27,
                                1999           1998           1997           1996            1995           1995
                            ------------   ------------   ------------   ------------   --------------   -----------
Statement of Operations
  Data:
Net Sales................     $297,586       $292,354       $153,815       $138,511        $115,647        $45,920
Operating Expenses.......      287,199        278,968        146,987        132,003         110,384         43,639
Income from Operations...       10,387         13,386          6,828          6,508           5,263          2,281
Net (Loss) Income........       (4,464)        (2,539)        (2,658)        (1,084)           (885)         1,062
EBITDA(1)................       23,920         26,020         13,866         12,906           9,267          5,330
Balance Sheet Data (end
  of period):
Working Capital..........       31,085         73,579         32,890          7,306          11,888         12,845
Total Assets.............      234,251        231,320        233,354        104,281         119,032         98,384
Long Term Debt...........      128,818        139,101        143,186         52,539          58,165             --
Minority Interests(2)....        9,340          8,267          7,138          6,975          11,610             --
Stockholders' Equity.....       19,371         23,835         26,374         15,532          16,616         68,565

--------------------------

(1) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization, and gains and losses on dispositions of assets. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, and items excluded from

    EBITDA (such as depreciation and amortization) are significant to an understanding of the Company's financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. See the Company Consolidated Statements of Cash Flows and the related notes thereto included in this Form 10K.

(2) Includes unpaid dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED
     DECEMBER 31, 1998

    Net sales increased $5.2 million or 1.8% to $297.6 million for the year ended December 31, 1999 from $292.4 million for the year ended December 31, 1998. The increase resulted primarily from the acquisition of Heartland on February 1, 1999 whose net sales of $28.3 million are included in the 1999 results, offset by the sale of Port City on September 2, 1998 whose net sales of $24.4 million were included in the prior year's results. The temporary displacement of work by two major customers during the second quarter of 1999 (as described below) was offset by increased volumes at other facilities. Paper costs were 25.6% of net sales for the year ended December 31, 1999 versus 27.1% for the year ended December 31, 1998.

    Costs of production increased $5.5 million or 2.3% to $240.9 million for the year ended December 31, 1999 from $235.4 million for the year ended
December 31, 1998, principally from the acquisition of Heartland and the sale of Port City. Costs of production as a percentage of net sales were 80.9% for the year ended December 31, 1999 as compared to 80.5% for the year ended
December 31, 1998, principally from the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's on August 17, 1998.

    Selling, general and administrative expenses increased $1.9 million or 6.2% to $32.4 million for the year ended December 31, 1999 compared to $30.5 million for the year ended December 31, 1998. The increase resulted primarily from the attainment of the management incentive compensation plan for the 1999 plan year and the full year effect of staff additions hired during the past two years. Selling, general and administrative expenses increased as a percent of net sales to 10.9% in the 1999 period compared to 10.4% in the 1998 period.

    Depreciation expense increased $0.8 million or 7.2% to $11.9 million for the year ended December 31, 1999 from $11.1 million for the year ended December 31, 1998 due primarily from the full year effect of purchased assets placed in service from 1998.

    Income from operations decreased $3.0 million or 22.4% to $10.4 million for the year ended December 31, 1999 from $13.4 million for the year ended
December 31, 1998, due to the factors discussed in the preceding paragraphs.

    Rents and operating lease expense increased $3.5 million or 26.9% to $16.5 million for the year ended December 31, 1999 from $13.0 million for the year ended December 31, 1998 due primarily from the full year effect of leased assets placed in service from 1998 and the full year impact associated with the sale and leaseback of the Virginia properties which occurred in August 1998.

    EBITDA decreased $2.1 million or 8.1% to $23.9 million for the year ended December 31, 1999 from $26.0 million for the year ended December 31, 1998. EBITDA decreased as a percent of net sales from 8.9% to 8.0% principally as a result of higher rents and operating lease expense.

    Interest expense decreased $0.5 million to $14.3 million for the year ended December 31, 1999 from $14.8 million for the year ended December 31, 1998 as a result of reduced debt levels during the 1999 period compared to the 1998 period.

    In March 1999, two major customers of the Company, including Time, Inc., placed the printing and production of several weekly issues with competitors of the Company as a result of unresolved negotiations with representatives of Southern Wisconsin Local 577M of the Graphic Communications International Union, representing approximately 340 binding and finishing employees at the Company's Waterloo, Wisconsin plant (the "GCIU Employees"). These publications accounted for approximately 10% of the Company's consolidated net sales for 1998. During April 1999, the GCIU Employees voted to ratify the Company's final offer. All work placed with competitors by these two major customers was placed back into production at the Waterloo, Wisconsin plant during the second quarter of 1999. As a result of this temporary loss of work, the Company experienced a material adverse effect on its financial statements during the second quarter of 1999 with reductions in net sales and income from operations of approximately
$5.4 million and $3.0 million, respectively, during the second quarter.

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

    Rents and operating lease expense increased $7.9 million or 154.9% to $13.0 million from $5.1 million for the year ended December 31, 1998 versus the year ended December 31, 1997 and was primarily attributable to the addition of costs from Judd's during 1998, a full year impact associated with the sale and leaseback of the Wisconsin properties and four months impact associated with the sale and leaseback of the Judd's properties. The remaining increase resulted from new capital equipment investments in the various operating divisions.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $23.9 million, $26.0 million and $13.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Working capital was $31.1 million, $73.6 million and $32.9 million at December 31, 1999, 1998 and 1997, respectively. The $40.7 million increase in working capital at December 31, 1998 versus December 31, 1997 was primarily attributable to the net proceeds received from the sale and leaseback of the Judd's properties of $20.9 million in August 1998 and from the sale of Port City Press of $29.4 million in September 1998, offset by capital expenditures of $7.5 million. The $42.5 million decrease in working capital at December 31, 1999 versus December 31, 1998 was primarily attributable to the acquisition of Heartland for $24.1 million and purchased capital expenditures of $14.5 million.

    Capital expenditures for purchased assets and asset acquisitions funded under the operating leases were as follows for the periods indicated (dollars in millions):

                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
CAPITAL EXPENDITURES                          1999           1998           1997
--------------------                      ------------   ------------   ------------
Purchased...............................      $14.5          $ 7.5          $ 3.2
Funded under operating leases...........        8.6           13.1           11.6
                                              -----          -----          -----
Total...................................      $23.1          $20.6          $14.8
                                              =====          =====          =====

    These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment. The purchased capital investments have been funded by internally generated funds and by borrowings under the Existing Credit Agreement. Generally, these capital expenditures have increased or will increase the Company's production capacity and are part of the Company's objective to maintain modern, efficient plants and technologically advanced equipment.

    Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases. On December 16, 1997, simultaneously with the consummation of the Judd's acquisition, the Company completed the sale and leaseback of all its Wisconsin real property which included two printing plants, three warehouses and the corporate headquarters. This sale and leaseback generated net proceeds of approximately $17.6 million, which was used to prepay term debt outstanding under the existing credit agreement. The initial annual lease expense incurred under the operating lease resulting from this sale and leaseback was $1.9 million with 10.0% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term.

    On December 16, 1997, concurrently with the consummation of the Judd's acquisition and the issuance of the 10 5/8% senior subordinated debt, the Company amended and restated its existing term loan and revolving credit facility to provide a $45 million Revolving Credit Facility (based upon a borrowing base) and a $30 million Term Loan Facility. The scheduled amortization of the Term Loan Facility is payable in monthly installments. In addition to the scheduled amortization under the Term Loan Facility, additional payments are required equal to 75% of the annual excess cash flow, as defined, with payments to be applied in inverse order for amortization purposes. The Amended and Restated Credit Agreement has an initial term of five years with renewals thereafter upon the mutual agreement of all parties.

    On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd's real property, which included two printing plants in Virginia and one in Baltimore, Maryland. This sale and leaseback generated approximately $20.9 million in net proceeds which are subject to certain restrictions described below. The initial annual lease expense incurred under the operating lease was $2.3 million with 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term.

    On September 2, 1998, the Company consummated the sale of all of the outstanding shares of capital stock of its wholly-owned subsidiary, Port City, to Mack Printing Company. The aggregate net cash consideration received was $29.4 million which was subject to certain restrictions described below. Net sales and income from operations for this facility which are included in the consolidated results of operations are as follows:

                                                DECEMBER 16, 1997
                                              (DATE OF ACQUISITION)    JANUARY 1, 1998
                                                     THROUGH               THROUGH
                                                DECEMBER 31, 1997     SEPTEMBER 2, 1998
                                              ---------------------   -----------------
Net sales...................................        $1.9 million        $24.4 million
Income from operations......................        $0.1 million        $ 2.6 million

    The proceeds, net of income taxes payable, received for the sale and leaseback of Judd's real property and the sale of Port City were restricted for future acquisitions and capital expenditures under the Company's credit agreement, subject to certain limitations for 330 days subsequent to the receipt of proceeds. These net proceeds were included in restricted cash as of December 31, 1998 and were utilized to acquire Heartland, fund capital expenditures and used to prepay term debt during 1999.

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for approximately $15.6 million in cash. In addition, the Company assumed approximately $6.8 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

    Rents and operating lease expense were approximately $16.5 million, $13.0 million and $5.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, the Company has approximately $6.5 million of net operating loss carryforwards for federal income tax purposes. The Company has alternative minimum tax carryover credits of approximately $2.6 million as of December 31, 1999, which do not expire and may be applied against regular tax in the future, in the event regular tax expense exceeds alternative minimum tax.

    The Company plans to fund the majority of its major new capital expenditures through operating leases for the foreseeable future. The Company believes that cash generated from operations and available borrowings under the Amended and Restated Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 1999.

YEAR 2000

    As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company developed plans to address possible exposures related to the Year 2000. As a result of those efforts, the Company has not experienced to date any major disruptions in its operations in connection with, or following, the transition to the Year 2000. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant effects due to Year 2000 exposures from its internal systems or from the activities of its suppliers and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit and term loan facilities, pursuant to which borrowings bear interest at a variable rate. See Notes 2 and 4 of the Notes to Consolidated Financial Statements.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its subsidiaries as of March 1, 2000. All of the persons listed below are U.S. citizens.

DIRECTORS AND SENIOR EXECUTIVE OFFICERS

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert E. Milhous.........................     63      Chairman of the Board of Directors
Paul B. Milhous...........................     61      Vice-Chairman of the Board of Directors
Craig A. Hutchison........................     47      Director, President and Chief Executive
                                                       Officer
Thomas V. Bressan.........................     51      Director and Secretary
David E. Glick............................     53      Director and Executive Vice President,
                                                       Operations and Online Services
Verne F. Schmidt..........................     59      Director, Senior Vice President and Chief
                                                       Financial Officer
Beth A. Lindsay...........................     45      Senior Vice President, Human Resources

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Howard D. Sullivan........................     63      Senior Vice President, Publication Sales
Timothy M. Smith..........................     42      Vice President, Publications Sales
Stephen M. Sanfelippo.....................     42      Vice President, Commercial and Catalog
                                                       Sales
Bradley J. Hoffman........................     38      Vice President, Corporate Controller
Walter A. Edwards.........................     49      Vice President, Division Manager--Baraboo
                                                       Plant
Larry C. Cole.............................     56      Vice President, Division Manager--Waterloo
                                                       Plant
Allen C. Briggs...........................     51      Vice President, Division
                                                       Manager--Strasburg Plant
Daniel L. Leever..........................     51      Vice President, Division
                                                       Manager--Heartland Plant

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

    CRAIG A. HUTCHISON has been the President of Perry Judd's since April 1995. Prior to that Mr. Hutchison was president of Perry Printing since 1989.
Mr. Hutchison has served on the Boards of Directors of the Company and Perry Judd's since April 1995.

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

    STEPHEN M. SANFELIPPO has been Vice President, Commercial and Catalog Sales since January 2000. Prior to assuming his current responsibilities, Mr. Sanfelippo served as Vice President Central Region Commercial Sales of Perry Judd's since October 1997. Prior to that, he was Director of Central Region Sales from 1994 to October 1997.

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

    WALTER A. EDWARDS has been Vice President, Division Manager of the Baraboo Plant since joining Perry Judd's in January 1996. From 1991 to 1995,
Mr. Edwards was employed by World Color Press as Vice President and Regional Manager. From 1974 to 1991, Mr. Edwards held a variety of positions at R.R. Donnelley & Sons/Meredith-Burda, including Vice President, Manufacturing and Group Manufacturing Manager.

    LARRY C. COLE has been Vice President, Division Manager of the Waterloo Plant since March 1991. From January 1990 to March 1991, Mr. Cole served as Vice President of Operations of Perry Printing. Mr. Cole joined Perry Printing in 1988 as Director of Material Management.

    ALLEN C. BRIGGS has been Vice President, Division Manager of the Strasburg Plant since May 1998. From February 1994 until May 1998, he was employed at Treasure Chest Advertising as Vice President Division Manager. From
January 1993 until February 1994, he held various positions at Ringier America, including Vice President, Division Manager. From October 1988 to January 1993, Mr. Briggs was employed as Vice President of Manufacturing at Shenandoah Valley.

    DANIEL L. LEEVER has been Vice President, Division Manager of the Heartland Plant since February 1999. From January 1998 until February 1999 he was Manufacturing Manager of the Strasburg Division. Prior to that he was Plant Manager at Wilcox Press from 1996 to 1998.

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

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the year ended December 31, 1999 by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 1999 exceeded $100,000 (collectively, the "Named Executive Officers"):

                        1999 SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                            COMPENSATION(2)
                                          ANNUAL COMPENSATION(1)         ---------------------
                                    ----------------------------------   SECURITIES UNDERLYING
                                                          OTHER ANNUAL       OPTIONS (# OF          ALL OTHER
NAME AND PRINCIPAL POSITION          SALARY     BONUS     COMPENSATION          SHARES)          COMPENSATION(1)
---------------------------         --------   --------   ------------   ---------------------   ---------------
Craig A. Hutchison,...............  $307,275   $122,910           --                 --                     --
PRESIDENT AND CEO

David E. Glick,...................  $277,070   $ 96,975           --                 --            $ 265,343(3)
EXECUTIVE VICE PRESIDENT,
  OPERATIONS AND ONLINE SERVICES

Howard D. Sullivan,...............  $242,573   $ 74,779      $ 339(4)                --                     --
SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,.................  $233,362   $ 82,062           --                 --            $  12,595(3)
SENIOR VICE PRESIDENT AND
  CHIEF FINANCIAL OFFICER

Beth A. Lindsay,..................  $177,846   $ 58,511           --                 --                     --
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

(2) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 1999.

(3) Consists of relocation expenses paid by the Company.

(4) Consists of auto lease payments paid by the Company.

OPTION GRANTS

    No stock options were granted to the Named Executive Officers during 1999.

YEAR-END OPTION TABLE

    The following table sets forth certain information concerning the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1999. No stock options were exercised by any Named Executive Officer in 1999.

                      AGGREGATED OPTION EXERCISES IN 1999
                        AND 1999 YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                       OPTIONS AT               THE-MONEY OPTIONS AT
                                                                   YEAR-END (#)(1)(3)              YEAR-END ($)(2)
                            SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                          ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        ---------------   --------------   -----------   -------------   -----------   -------------
Craig A. Hutchison,.......           --                --          8,750              --     $218,663(4)            --
PRESIDENT AND CEO

David E. Glick,...........           --                --         10,075              --     $251,774(5)            --
EXECUTIVE VICE PRESIDENT,
  OPERATIONS AND ONLINE
  SERVICES

Howard D. Sullivan,.......           --                --             --              --             --             --
SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,.........           --                --          3,500              --     $ 87,465(6)            --
SENIOR VICE PRESIDENT AND
  CHIEF FINANCIAL OFFICER

Beth A. Lindsay,..........           --                --          3,500              --     $ 87,465(7)            --
SENIOR VICE PRESIDENT,
  HUMAN RESOURCES

------------------------

(1) No stock appreciation rights were outstanding or exercised in 1999.

(2) There was no public trading market for the common stock as of December 31, 1999. Accordingly, these values have been calculated on the basis of the fair market value of the Company's Common Stock (regardless of any restrictions thereon) as determined by the Company's Board of Directors, less the applicable exercise price.

(3) All options are immediately exercisable but option shares issued are subject to repurchase by the Company on termination of employment at the $0.01 exercise price until vested. Options vest (i) as to 10% on December 31 of each of the first five calendar years commencing with December 31 of the calendar year of the option grant, (ii) as to 15% on December 31 of each of the next two years and (iii) the remaining 20% on December 31 of the eighth calendar year from the issuance date subject to acceleration in the first five calendar years after issuance based on achievement of performance goals and in certain change of control transactions. The exercise price is $0.01 per share. Vested shares are also subject to repurchase by the Company upon termination of employment pursuant to a formula based on Company earnings. See "1995 Stock Option Plan".

(4) Includes $87,465 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at $0.01 exercise price.

(5) Includes $176,242 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

(6) Includes $52,479 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

(7) Includes $43,733 in value relating to unvested shares that are subject to repurchase by the Company on termination of employment at the $0.01 exercise price.

EMPLOYMENT AGREEMENT

    On April 28, 1995, Craig Hutchison entered into a three-year employment agreement with Perry Judd's (the "Employment Agreement") to serve as President and Chief Executive Officer of Perry Judd's. The employment agreement was extended for another one year commencing April, 1999 and unless terminated by written notice of either party, the Employment Agreement renews automatically for up to three one-year periods. The Employment Agreement provides for a base salary of $235,000, subject to adjustment upward at the discretion of the Board of Directors. Mr. Hutchison's current annual base salary is $318,000. Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other life, welfare and health plans and benefit programs made available by the Company to the senior executive officers of the Company. The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, the expiration of the fifth term extension, or for termination other than for cause, death or permanent disability. The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter. However, if such effective date shall be subsequent to the expiration of a fourth term extension it shall be assumed that Mr. Hutchison would have been entitled to salary at the rate in effect on the effective date of termination during such one year period after such date notwithstanding the expiration of the fifth term extension.

CHANGE IN CONTROL SEVERANCE PROGRAM

    Under the severance arrangement with Mr. Hutchison, dated April 28, 1995,
(i) if there is a change in control and (ii) if the aggregate value of stock and stock options held by Mr. Hutchison ("equity value") is less than $2,000,000 and
(iii) if (a) Mr. Hutchison's employment is terminated as a result of the change of control, (b) Mr. Hutchison is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Hutchison is asked to relocate and instead leaves the Company, Mr. Hutchison's salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first. Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Hutchison is less than $1,000,000, the Company will be obligated to pay Mr. Hutchison the amount of such difference.

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

    Under the severance arrangement with David E. Glick, (i) if there is a change in control and (ii) if the aggregate value of stock and stock options held by Mr. Glick ("equity value") is less than $2,000,000 and

(iii) if (a) Mr. Glick's employment is terminated as a result of the change of control, (b) Mr. Glick is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Glick is asked to relocate and instead leaves the Company, Mr. Glick's salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first. Furthermore, if there is a change in control, and the equity value realized by Mr. Glick is less than $1,000,000, the Company will be obligated to pay Mr. Glick the amount of such difference.

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

MANAGEMENT INCENTIVE COMPENSATION PLAN

    The Company's management employees, including the Named Executive Officers, are eligible to participate in the Company's Management Incentive Compensation Program (the "Management Incentive Program"). Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company's achievement of financial performance targets that are based on the Company's annual budget as approved by the Board of Directors. During 1999, the Company achieved certain financial performance targets and bonus payments of approximately $1 million have been accrued under the Management Incentive Program to be paid in 2000.

1995 STOCK OPTION PLAN

    On May 6, 1995, the Company's Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan which was subsequently amended by the Board of Directors in September 1995 (the "Stock Option Plan"), which provides for the grant of non-statutory stock options ("Options") for the purchase of common stock of the Company to officers and employees of and consultants to the Company. The maximum number of shares of common stock issuable under the Stock Option Plan is 41,307. The Stock Option Plan is currently administered by the Board of Directors of the Company, but can be delegated to an authorized committee thereof.

    Options granted under the Stock Option Plan are "hybrid" performance options. Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the $0.01 original exercise price until vested. Options vest as follows: 10% on December 31 of each of the first five calendar years of service commencing with December 31 of the calendar year of the option grant; 15% on December 31 of the next two calendar years; and the remaining 20% on December 31 of the eighth calendar year from the issuance date. Accelerated vesting of Options can occur during the first five calendar years after issuance upon the Company's attainment of performance milestones, determined annually by the Board of Directors. For each year in which performance milestones are attained, 10% of the shares under the Options shall vest on an accelerated basis, with the installments that would vest latest under the Options being accelerated first. Outstanding Options also accelerate upon the occurrence of a change of control of the Company. During 1999, the Company achieved certain financial performance targets accelerating the vesting of 10% of the shares under the Options. The exercise price of Options under the Stock Option Plan is set at $0.01 per share, and each Option has an 18-year term.

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

401(K) PLAN

    The Company's operating subsidiary, Perry Judd's, implemented a 401(k) Retirement Savings Plan effective April 28, 1995 (the "401(k) Plan"). All employees 21 years of age or older employed by Perry Judd's and any affiliated company who adopts the plan are or will be eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than certain specified amounts depending upon the employee's level of compensation. Each company participating in the 401(k) Plan makes contributions to the 401(k) Plan equal to 3% of eligible earnings of all qualified participating employees, as determined under the 401(k) Plan. Participating employees are 100% vested in all contributions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company does not have a compensation committee. The following officers and employees participated in deliberations concerning executive compensation:
Robert E. Milhous, Paul B. Milhous, Craig A. Hutchison and Beth A. Lindsay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 1, 2000 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group. Except as otherwise listed below, the address of each person listed is c/o Perry Judd's Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

                                                              SHARES BENEFICIALLY
                                                                 OWNED (1) AT
                                                                 MARCH 1, 2000
                                                              -------------------
NAME                                                           NUMBER    PERCENT
----                                                          --------   --------
Ropamil Limited Partnership (2).............................  797,360      88.5
  791 Park of Commerce Drive
  Boca Raton, Florida 33487
Craig A. Hutchison (3)......................................   26,870       3.0
David E. Glick (4)..........................................   20,150       2.2
Thomas V. Bressan...........................................    7,000         *
Verne F. Schmidt (5)........................................    5,650         *
Beth A. Lindsay (6).........................................    5,650         *
All directors and executive officers as a group (13 persons)
  (7).......................................................  873,987      97.0

------------------------

*   LESS THAN 1%

(1) Includes shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 1, 2000.

(2) Robert E. Milhous, a director, and the Chairman of the Board of Directors of the Company and Paul B. Milhous, a director and the Vice-Chairman of the Board of Directors of the Company and certain affiliated entities beneficially own the partnership interests in this partnership.

(3) Includes 8,750 shares issuable under immediately exercisable options. Of such shares, 3,500 shares are unvested and, if issued on an exercise of the options as of March 1, 2000, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(4) Includes 10,075 shares issuable under immediately exercisable options. Of such shares, 7,053 shares are unvested and, if issued on an exercise of the options as of March 1, 2000, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(5) Includes 3,500 shares issuable under immediately exercisable options. Of such shares, 2,100 shares are unvested and, if issued on an exercise of the options as of March 1, 2000, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(6) Includes 3,500 shares issuable under immediately exercisable options. Of such shares, 1,750 shares are unvested and, if issued on an exercise of the options as of March 1, 2000, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

(7) Includes an aggregate of 41,307 shares issuable under immediately exercisable options. Of such shares, an aggregate of 22,852 shares are unvested and, if issued on an exercise of the options, as of March 1, 2000, would be subject to repurchase by the Company on termination of employment at the original $0.01 exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    Perry Judd's and Novamil Corporation ("Novamil"), a California corporation owned beneficially by Robert E. Milhous, Chairman of the Company and Paul B. Milhous, Vice Chairman of the Company, were parties to a Management Agreement dated as of April 28, 1995 which was subsequently assigned by Perry Judd's to the Company and amended by Perry Judd's and Novamil as of December 16, 1997 (the "Amended Management Agreement"). Pursuant to the Amended Management Agreement, Novamil provides the Company certain management services by agents and employees of Novamil other than Robert E. Milhous and Paul B. Milhous in connection with business strategy, operations and finance. Under the Amended Management Agreement, as amended, the Company pays to Novamil an annual management fee of $750,000 payable in equal monthly installments and subject to annual adjustment for increases in costs of living. The Amended Management Agreement has a term of five years from December 16, 1997, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.

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

    Pursuant to a promissory note dated November 15, 1996, the Company loaned to Thomas V. Bressan the principal amount of $175,000 at an interest rate of 7% per annum. Principal and interest is payable in four annual installments of $26,100 with final payment of all principal and interest outstanding thereafter due and payable on November 15, 2001.

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

    Since May 1995, Perry Judd's has purchased a substantial portion of its total ink requirements from Marpax, Inc. ("Marpax"). Until July 1999, a company owned by Robert E. Milhous and Paul B. Milhous acted as a procurement agent for Marpax in procuring the raw materials used by Marpax in the manufacture of its ink. In October 1999, the assets and business of Marpax were purchased by Flint Ink. The Company also purchased ink from other vendors on terms and at prices substantially the same as those provided by Marpax.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are included in this report at the page numbers indicated.

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................  F-3
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  F-4
  Consolidated Statements of Minority Interests, Preferred
    Stock and Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997........................  F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  F-6
  Notes to Consolidated Financial Statements................  F-8
Schedules:
  Schedule II--Valuation and Qualifying Accounts............  F-20

    (b) Reports on Form 8-K

        None

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

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
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

           4.1(a)           First Supplemental Indenture dated as of June 10, 1998 among the Company, the Subsidiary Guarantors named therein, the
                            Additional Subsidiary Guarantor named therein and U.S. Trust
                            Company of California N.A. as Trustee. Incorporated by
                            reference to Exhibit 4.1(a) to the Registration Statement.

           4.2              Registration Rights Agreement dated as of December 16, 1997 between the Company and BT Alex. Brown as Initial Purchaser.
                            Incorporated by reference to Perry Judd's Incorporated by
                            reference to Exhibit 4.2 to the Registration Statement.

          10.2              Amended and Restated Credit Agreement dated as of December
                            16, 1997, among Perry Graphic Communications, Inc.,
                            Shenandoah Valley Press, Inc., and Port City Press, Inc., as
                            Borrowers, the Lenders (as defined therein) and BT
                            Commercial. Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement.

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

          10.4(a)           Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.

          10.4(b)           Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.

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

          21.0*             Subsidiary Listing

          27.1*             Financial Data Schedule

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

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

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
             /s/ CRAIG A. HUTCHISON
     --------------------------------------       President, Chief Executive         March 29, 2000
               Craig A. Hutchison                   Officer, and Director

               /s/ DAVID E. GLICK                 Executive Vice President,
     --------------------------------------         Operations and Online            March 29, 2000
                 David E. Glick                     Services, and Director

              /s/ VERNE F. SCHMIDT                Senior Vice President, Chief
     --------------------------------------         Financial Officer, and           March 29, 2000
                Verne F. Schmidt                    Director

             /s/ THOMAS V. BRESSAN
     --------------------------------------       Director and Secretary             March 29, 2000
               Thomas V. Bressan

             /s/ ROBERT E. MILHOUS
     --------------------------------------       Director                           March 29, 2000
               Robert E. Milhous

              /s/ PAUL B. MILHOUS
     --------------------------------------       Director and Secretary             March 29, 2000
                Paul B. Milhous

                          PERRY JUDD'S HOLDINGS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE NUMBERS
                                                              ------------
Financial Statements:

  Independent Auditors' Report..............................  F-2

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................  F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................  F-4

  Consolidated Statements of Minority Interests, Preferred
    Stock and Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997........................  F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................  F-6

  Notes to Consolidated Financial Statements................  F-8

Schedules:

  For the years ended December 31, 1999, 1998 and 1997:

  II    Valuation and Qualifying Accounts...................  F-20

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Perry Judd's Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Perry Judd's Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, minority interests, preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Judd's Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 11 of the consolidated financial statements, the Company has filed indemnity claims against the former owner of the business acquired from Perry Printing Corporation and the former owner has filed a complaint against the Company. The Company answered by denying the former owner's allegations and asserted counterclaims. The Company's Asset Purchase Agreement allows immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value for these claims. Accordingly, the carrying value of the Series A redeemable preferred stock has been reduced to zero as of December 31, 1996.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 6, 2000

                          PERRY JUDD'S HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $40,767 in restricted
    balances at December 31, 1998; see note 1)..............  $  3,932   $ 42,444
  Accounts receivable.......................................    66,774     54,234
  Inventories...............................................    18,806     14,576
  Prepaid expenses..........................................     1,867      1,690
  Deferred income taxes.....................................       823        685
                                                              --------   --------
    Total current assets....................................    92,202    113,629
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT:
  Machinery and equipment...................................   111,253     95,846
  Office furniture, equipment and vehicles..................    10,136      5,107
  Buildings and improvements................................     3,463        207
  Land and land improvements................................       607        350
  Projects in progress......................................     4,973      5,016
                                                              --------   --------
                                                               130,432    106,526
  Less accumulated depreciation and amortization............    27,562     22,550
                                                              --------   --------
    Property, plant and equipment, net......................   102,870     83,976
                                                              --------   --------
INTANGIBLE ASSETS:
  Goodwill, net.............................................    29,900     22,096
  Deferred financing costs, net.............................     6,089      7,339
  Acquisition costs, net....................................     3,117      3,987
  Covenant not to compete, net..............................        73        293
                                                              --------   --------
    Intangible assets, net..................................    39,179     33,715
                                                              --------   --------
      TOTAL.................................................  $234,251   $231,320
                                                              ========   ========
            LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 27,463   $ 17,049
  Accrued expenses..........................................    17,356     14,906
  Accrued interest and dividends............................       687      1,967
  Income taxes payable......................................       188      2,044
  Current portion of long-term debt.........................     6,083      4,084
  Redeemable preferred stock (aggregate liquidation value of
    $9,340).................................................     9,340         --
                                                              --------   --------
    Total current liabilities...............................    61,117     40,050
                                                              --------   --------
LONG-TERM DEBT (less current portion).......................   128,818    139,101
                                                              --------   --------
DEFERRED INCOME TAXES.......................................    14,820     12,508
                                                              --------   --------
OTHER NONCURRENT OBLIGATIONS................................    10,125      8,729
                                                              --------   --------
MINORITY INTERESTS, Redeemable Preferred Stock (less current portion) Series B and D with stated redemption value of
  $100 per share, aggregate liquidation value of $8,267.....        --      7,097
                                                              --------   --------
STOCKHOLDERS' EQUITY:
  Preferred stock-par value $0.001 per share, 775,000 shares authorized, 128,366 and 110,790 shares issued and
    outstanding, respectively...............................    12,837     11,079
  Common stock-par value $0.001 per share, 1,000,000 shares
    authorized, 860,010 issued and outstanding..............         1          1
  Additional paid-in capital................................    21,500     21,500
  Accumulated deficit.......................................   (14,967)    (8,745)
                                                              --------   --------
    Total stockholders' equity..............................    19,371     23,835
                                                              --------   --------
      TOTAL.................................................  $234,251   $231,320
                                                              ========   ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES...................................................  $297,586   $292,354   $153,815
                                                              --------   --------   --------
OPERATING EXPENSES:
  Costs of production.......................................   240,878    235,441    124,071
  Selling, general and administrative.......................    32,407     30,458     15,678
  Depreciation..............................................    11,863     11,138      6,828
  Amortization of intangibles...............................     2,051      1,931        410
                                                              --------   --------   --------
                                                               287,199    278,968    146,987
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................    10,387     13,386      6,828
                                                              --------   --------   --------
OTHER (INCOME) EXPENSES:
  Interest expense..........................................    14,293     14,813      6,431
  Interest income...........................................      (980)    (1,390)        --
  Amortization of deferred financing costs..................     1,173      1,172        904
  Loss on disposition of assets, net........................       136         --        906
  Other, net................................................       381        436        200
                                                              --------   --------   --------
    Total other expenses....................................    15,003     15,031      8,441
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................    (4,616)    (1,645)    (1,613)
(BENEFIT) PROVISION FOR INCOME TAXES........................    (1,226)      (155)        20
                                                              --------   --------   --------
LOSS BEFORE DIVIDENDS ON REDEEMABLE PREFERRED STOCK.........    (3,390)    (1,490)    (1,633)
                                                              --------   --------   --------
DIVIDENDS ON REDEEMABLE PREFERRED STOCK.....................     1,074      1,049      1,025
                                                              --------   --------   --------
NET LOSS....................................................  $ (4,464)  $ (2,539)  $ (2,658)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,

                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                       MINORITY INTERESTS      PREFERRED STOCK        COMMON STOCK
                                       -------------------   -------------------   -------------------
                                                  CARRYING              CARRYING              CARRYING   ACCUMULATED
                                        SHARES     VALUE      SHARES     VALUE      SHARES     VALUE       DEFICIT
                                       --------   --------   --------   --------   --------   --------   -----------
December 31, 1996....................   67,723     $6,772         --    $    --    700,010    $17,501      $ (1,969)
  Net loss...........................       --         --         --         --         --         --        (2,658)
  Stock issuance.....................       --         --     95,000      9,500    160,000      4,000            --
  Stock dividends....................    1,625        163        620         62         --         --           (62)
                                        ------     ------    -------    -------    -------    -------      --------
December 31, 1997....................   69,348      6,935     95,620      9,562    860,010     21,501        (4,689)
  Net loss...........................       --         --         --         --         --         --        (2,539)
  Stock dividends....................    1,625        162     15,170      1,517         --         --        (1,517)
                                        ------     ------    -------    -------    -------    -------      --------
December 31, 1998....................   70,973      7,097    110,790     11,079    860,010     21,501        (8,745)
  Net loss...........................       --         --         --         --         --         --        (4,464)
  Stock dividends....................    1,625        163     17,576      1,758         --         --        (1,758)
                                        ------     ------    -------    -------    -------    -------      --------
December 31, 1999....................   72,598     $7,260    128,366    $12,837    860,010    $21,501      $(14,967)
                                        ======     ======    =======    =======    =======    =======      ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(4,464)   $ (2,539)  $ (2,658)
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Depreciation and amortization.............................   13,914      13,069      7,238
  Amortization of deferred financing costs..................    1,173       1,172        904
  Deferred income taxes.....................................   (1,226)       (155)      (800)
  Loss on sale of fixed assets..............................      136          --        906
  Changes in assets and liabilities excluding effect of
    businesses acquired or disposed:
    Receivables.............................................   (9,383)    (15,213)    (5,645)
    Inventories.............................................   (3,127)      1,838       (301)
    Prepaid expenses........................................     (177)       (115)       304
    Accounts payable........................................    8,789         458     (3,499)
    Accrued expenses........................................    1,196       1,244      1,795
    Accrued interest and dividends..........................    1,010       1,084     (1,245)
    Income taxes, net.......................................     (800)     (6,642)       582
    Intangible assets.......................................       --        (215)    (3,255)
    Other liabilities.......................................    1,314         678      4,386
                                                              -------    --------   --------
      Net cash provided (used) by operating activities......    8,355      (5,336)    (1,288)
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired.........  (24,118)        649   (101,992)
    Proceeds from sale of fixed assets......................        3      23,842     18,713
    Proceeds from sale of business..........................       --      29,374         --
    Capital expenditures....................................  (23,117)    (20,626)   (14,867)
    Capital projects converted to operating leases..........    8,649      13,145     11,635
                                                              -------    --------   --------
      Net cash (used) provided by investing activities......  (38,583)     46,384    (86,511)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt..........................       --          --    145,000
      Financing costs incurred..............................       --        (298)    (6,665)
      Decrease in revolver debt.............................       --          --    (16,476)
      Repayment of term debt................................   (8,284)     (2,085)   (36,464)
      Sale of common stock..................................       --          --      4,000
                                                              -------    --------   --------
        Net cash (used) provided by financing activities....   (8,284)     (2,383)    89,395
                                                              -------    --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  (38,512)     38,665      1,596
Balance at beginning of period..............................   42,444       3,779      2,183
                                                              -------    --------   --------
Balance at end of period....................................  $ 3,932    $ 42,444   $  3,779
                                                              =======    ========   ========

                          PERRY JUDD'S HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Interest..........................................  $14,642    $15,487     $4,977
                                                    -------    -------     ------
Income Taxes......................................  $   768    $ 6,280     $   --
                                                    =======    =======     ======

NON-CASH TRANSACTIONS:

    Stock dividends issued to minority interests approximated $163,000, $162,000 and $163,000 based on their value at the time of issuance for the years ended December 31, 1999, 1998 and 1997, respectively.

    Cash dividends accrued on Series D redeemable preferred stock were approximately $99,000, $74,000 and $49,000 during the years ended December 31, 1999, 1998, and 1997. Such amounts are cumulative and payable on November 1, 2000.

    On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest. Stock dividends issued on this stock approximated $1,758,000 $1,517,000 and $62,000 for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 9.

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Perry Judd's Holdings, Inc., its wholly-owned subsidiary, Perry Judd's Incorporated, and Judd's Online, Inc., a wholly-owned subsidiary of Perry Judd's Incorporated (collectively hereafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

    Effective April 28, 1995, the Company acquired certain assets and assumed certain liabilities of Perry Printing Corporation ("Perry Printing"). Prior to April 28, 1995, the Company had no operating activities.

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

Fair value of assets acquired...............................  $108,269
Goodwill....................................................    27,923
Fair value of liabilities assumed...........................   (72,333)
Amounts paid to creditors and preferred stockholders........    37,484
                                                              --------
Cash paid for net assets acquired...........................  $101,343
                                                              ========

    Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately
$17.5 million, including acquisition costs. Heartland was subsequently merged with and into Perry Judd's Incorporated. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The preliminary allocation of the purchase price is based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of assets acquired...............................  $ 21,420
Goodwill....................................................     8,697
Fair value of liabilities assumed...........................   (12,642)
Amounts paid to creditors...................................     6,643
                                                              --------
Cash paid for net assets acquired...........................  $ 24,118
                                                              ========

    Effective July 9, 1998, Judd and Detweiler, Inc., a wholly-owned subsidiary of Judd's merged with and into Judd's Incorporated.

    Effective July 16, 1998, the Company and its subsidiaries completed the following transactions:

    a) The Company changed its name from Perry-Judd's Incorporated to Perry Judd's Holdings, Inc.

    b) Mount Jackson Press, Inc. and Shenandoah Valley Press, Inc., wholly-owned subsidiaries of Judd's, merged with and into Judd's Incorporated.

                          PERRY JUDD'S HOLDINGS, INC.

1. GENERAL INFORMATION (CONTINUED)
    c) Judd's Incorporated merged with and into another wholly-owned subsidiary of the Company, Perry Graphic Communications, Inc. The surviving company, Perry Graphic Communications, Inc., changed its name to Perry Judd's Incorporated, ("Perry Judd's"), which continues to be a wholly-owned subsidiary of the Company.

    ASSET DISPOSITIONS

    a)  On July 6, 1998, a subsidiary of Perry Judd's, Judd and
       Detweiler, Inc., consummated the sale of a corporate office building located in Washington, D.C. The aggregate net cash consideration received by Perry Judd's in the transaction totaled approximately $2,550,000.

    b) On August 17, 1998, Perry Judd's consummated an Agreement of Purchase and Sale relating to the sale and leaseback by Perry Judd's of three parcels of real property and industrial buildings located in Pikesville, Maryland, Strasburg, Virginia and Mt. Jackson, Virginia. As part of these sale and leaseback transactions the Company and Perry Judd's entered into long-term leases as lessees, with the buyer as lessor, for the properties. The Company and Perry Judd's then subleased the Pikesville, Maryland property to Port City, a then wholly-owned subsidiary, under substantially the same economic terms as those contained in the lease.

       Perry Judd's received net cash consideration from the buyer for the properties of approximately $20,938,000. The terms of the Leases include a twenty year term with an initial annual lease payment of $2,258,667 and 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years.

       The initial annual rents by location are as follows:

Pikesville, Maryland....................................  $  977,412
Strasburg, Virginia.....................................   1,029,676
Mt. Jackson, Virginia...................................     251,579
                                                          ----------
                                                          $2,258,667
                                                          ==========

    c) On September 2, 1998, Perry Judd's consummated the sale of all of the outstanding shares of capital stock of its wholly-owned subsidiary, Port City Press, Inc. ("Port City"), to Mack Printing Company. The aggregate net cash consideration received by Perry Judd's in the transaction totaled approximately $29,374,000.

       The proceeds, net of income taxes payable, aggregating $40,767,000, received for the sale of the corporate office building, the sale of Port City, and the sale and leaseback of real property were restricted for future acquisitions and capital expenditures under the Company's Credit Agreement, subject to certain limitations for 330 days subsequent to the receipt of proceeds. These proceeds were used to acquire Heartland, fund capital expenditures and prepay term debt of $4.2 million.

    NATURE OF BUSINESS--The Company is a full service heatset web offset printer of magazines, catalogs, and other commercial products. The Company serves a national domestic market in the printing of weekly and monthly consumer, special interest and trade magazines, business-to-business and consumer catalogs, and a variety of other direct advertising products. The Company operates principally in one business segment, printing services.

                          PERRY JUDD'S HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    CREDIT RISK CONSIDERATIONS--The Company has one customer which consists of six publication titles comprising approximately 14%, 14% and 21% of total net sales volume for the years ended December 31, 1999, 1998 and 1997, respectively. The various titles for this customer are under contracts expiring between December 31, 2002 and December 31, 2003.

    The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry trends and other relevant factors. The allowance for doubtful accounts was $1,020,000 and $799,000 at December 31, 1999 and 1998, respectively.

    INVENTORY VALUATION--Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $ 9,578    $ 8,402
Work in process...........................................    6,535      3,791
Production supplies.......................................      753        675
Repair and maintenance parts..............................    2,572      2,309
Allowance for obsolete and excess inventories.............     (632)      (601)
                                                            -------    -------
                                                            $18,806    $14,576
                                                            =======    =======

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Assets are depreciated on the straight-line basis over estimated useful lives which range from three to forty years.

                                                             ESTIMATED USEFUL LIFE
                                                                  (IN YEARS)
                                                             ---------------------
Machinery and equipment....................................           3-15
Buildings and improvements.................................           7-40
Office furniture and equipment.............................           3-10
Land improvements..........................................          25-40

    INTANGIBLE ASSETS--Cost in excess of net assets of business acquired ("goodwill") is amortized and charged against operations on a straight-line method over 35 years. Accumulated amortization on these costs was $1,635,000 and $742,000 at December 31, 1999 and 1998, respectively. Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $3,874,000 and $2,624,000 at December 31, 1999 and 1998, respectively. Direct and external costs related to the acquisitions of Perry Printing and Judd's Incorporated (See Note 1) are being amortized over five to fifteen years. Accumulated amortization on these costs was $2,182,000 and $1,312,000 at December 31, 1999 and 1998, respectively. The Company received a covenant not to compete from the former owner of Perry Printing which is being amortized over the life of the covenant of five years.

                          PERRY JUDD'S HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accumulated amortization on these costs was $1,326,000 and $1,106,000 at December 31, 1999 and 1998, respectively.

    LONG-LIVED ASSETS--The Company periodically evaluates the carrying value of property, plant and equipment and intangible assets in accordance with statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-Lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company believes that the carrying amount of its cash and cash equivalents, accounts receivable, accounts payable and borrowings under its term loan facility approximate fair value due to the short maturity of these instruments. The estimated fair value of the Company's publicly traded debt (senior subordinated notes), based on quoted market prices, was approximately $100,625,000 and $121,000,000 as of December 31, 1999 and 1998, respectively.

    ACCOUNTING STANDARD TO BE ADOPTED--In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently evaluating the impact of this statement, as amended by SFAS No. 137, on the consolidated financial statements. This statement is required to be adopted no later than January 1, 2001.

                          PERRY JUDD'S HOLDINGS, INC.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Employee related expenses.................................  $ 8,484    $ 7,123
Accrued paper costs.......................................    1,789      2,612
Taxes other than income...................................    1,127        436
Other accrued expenses....................................    5,956      4,735
                                                            -------    -------
                                                            $17,356    $14,906
                                                            =======    =======

4. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Revolving credit facility...............................  $     --   $     --
Term loan facility......................................    19,800     28,000
Capital lease obligations...............................       101        185
Senior subordinated notes...............................   115,000    115,000
                                                          --------   --------
Total debt..............................................   134,901    143,185
Less current portion....................................    (6,083)    (4,084)
                                                          --------   --------
Long-term debt..........................................  $128,818   $139,101
                                                          ========   ========

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

    REVOLVING CREDIT FACILITY--The Company has the ability to borrow, subject to certain terms and conditions, up to $45.0 million until December 15, 2002, at which time any outstanding borrowings become due and payable unless otherwise extended based upon mutual agreement of the Company and lenders. Borrowings against the line are either at a Eurodollar rate plus 2.25%, fixed for periods up to 180 days, or at the prime rate plus 0.75%. The weighted average interest rate on the outstanding borrowings approximated 8.82% and 9.06% for the years ended December 31, 1999 and 1998, respectively.

    TERM LOAN FACILITY--The term loan facility is due in installment amounts at the last day of each month until December 15, 2002, at which time any outstanding borrowings become due and payable. Repayments may not be reborrowed. Borrowings are either at a Eurodollar rate plus 2.50%, fixed for periods of up to 180 days, or at the prime rate plus 1.00%. The weighted average interest rate on the outstanding borrowings approximated 7.72% and 8.07% for the years ended December 31, 1999 and 1998, respectively.

                          PERRY JUDD'S HOLDINGS, INC.

4. LONG-TERM DEBT (CONTINUED)
    SENIOR SUBORDINATED NOTES--The Company issued $115,000,000 aggregate principal amount of its 10 5/8% senior subordinated notes due December 15, 2007 in connection with its acquisition of Judd's. Interest on the Notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002 at specified redemption prices plus accrued interest to the date of redemption. In addition, at any time on or prior to December 15, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, at the redemption price equal to 110.625% of the principal amount thereof, plus accrued interest to the date of redemption.

    Future minimum principal payments required under the terms of the agreements are as follows as of December 31, 1999 (in thousands):

YEAR ENDING
-----------
2000........................................................  $  6,083
2001........................................................     6,018
2002........................................................     7,800
2003........................................................        --
2004........................................................        --
Thereafter..................................................   115,000
                                                              --------
    Total...................................................  $134,901
                                                              ========

5. MINORITY INTERESTS

    REDEEMABLE PREFERRED STOCK A--At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflects an original issue discount of $2.5 million which is the difference between the net present value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption. Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to carrying value times 90% of the prime interest rate. At
December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding. During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was made. (See Note 11.)

    REDEEMABLE PREFERRED STOCK B--Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends of 12.5% of carrying value and stock dividends of 2.5% of carrying value (issued in Redeemable Preferred Stock D). At December 31, 1999 and 1998, 65,000 shares were authorized, issued and outstanding and are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $1.8 million and $1.0 million at December 31, 1999 and 1998, respectively.

    REDEEMABLE PREFERRED STOCK D--Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends equivalent to 15% of carrying value. At December 31, 1999 and 1998, 100,000 shares were authorized with 7,598, and 5,973 shares issued and outstanding, respectively. Series D preferred shares are mandatorily redeemable on

                          PERRY JUDD'S HOLDINGS, INC.

5. MINORITY INTERESTS (CONTINUED)
November 1, 2000. Accrued and unpaid dividends were approximately $0.3 million and $0.2 million at December 31, 1999 and 1998, respectively.

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

    A summary of option activity under the Stock Option Plan is as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
Outstanding at December 31, 1996............................       22,125
Granted.....................................................        3,500
                                                                   ------
Outstanding at December 31, 1997............................       25,625
Granted.....................................................       13,434
                                                                   ------
Outstanding at December 31, 1998............................       39,059
                                                                   ------
Granted.....................................................        2,248
                                                                   ------
Outstanding at December 31, 1999............................       41,307
                                                                   ======

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretation in accounting for its employee stock option plan. Accordingly, compensation expense is recorded to the extent the estimated fair value of each share exceeds the option exercise price at the date of grant. If the Company had elected to report compensation expense based on the estimated fair value of the options at the grant date consistent with the fair value method outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's net loss for any period or stockholders' equity as of any date would not have been material since the inception of the Stock Option Plan.

    The following table summarizes information concerning outstanding and exercisable options and vested option shares at December 31, 1999:

Outstanding and exercisable options.........................  41,307
Weighted Average Remaining Contractual Life of Outstanding
  Options...................................................  14.5 years
Vested option shares issuable...............................  18,455
Weighted Average Remaining Contractual Life of Exercisable
  Options...................................................  15.8 years

7. OPERATING LEASES

    The Company leases certain equipment and office space under non-cancelable operating lease agreements. Lease expense under such agreements was approximately $16.5 million, $13.0 million, and $5.1 million for the years ended December 31, 1999, 1998 and 1997 respectively.

                          PERRY JUDD'S HOLDINGS, INC.

7. OPERATING LEASES (CONTINUED)
    Concurrent with the acquisition of Judd's, the Company entered into a sale and leaseback transaction whereby the Wisconsin printing plants and warehouse facilities, and the Company's corporate headquarters were sold to a third party for the aggregate purchase price (exclusive of fees and costs) of $18.25 million and immediately leased back to the Company. The sale and leaseback of the real property resulted in a deferred gain of $2.8 million net of taxes and is being amortized over the initial term of the lease. The lease has an initial term of 20 years, with an economic abandonment buyout for one property selected by the company after five years, and may be extended for three additional five-year terms at the Company's option. Initial annual rent under the lease is approximately $1.9 million payable quarterly in advance with 10% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term (and a corresponding 10% increase at the beginning of any option term). For the first ten years of the lease, the Company has a right of first refusal on any proposed sale of all of the leased properties by the lessor to a third party, exercisable within 30 days of receipt of the proposed sale contract.

    On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd's real property. See Note 1.

    Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2000........................................................  $ 17,323
2001........................................................    16,809
2002........................................................    14,267
2003........................................................    12,108
2004........................................................    11,558
Thereafter..................................................    60,331
                                                              --------
Total minimum lease payments................................  $132,396
                                                              ========

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES

    The (benefit) provision for income taxes consists of the following components (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Current
  Federal...................................................  $    --     $  --      $ 800
  State.....................................................       --        --         20
                                                              -------     -----      -----
                                                                   --        --        820

Deferred
  Federal...................................................   (1,034)     (142)      (800)
  State.....................................................     (192)      (13)        --
                                                              -------     -----      -----
                                                               (1,226)     (155)      (800)
                                                              -------     -----      -----
(Benefit) provision for income taxes........................  $(1,226)    $(155)     $  20
                                                              =======     =====      =====

    Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Tax benefit at federal statutory rate (35%).................  $(1,616)    $(576)     $(565)
State income taxes (benefit) net of federal income tax
  benefit...................................................     (197)     (102)        20
Goodwill amortization.......................................      357       297         --
Other permanent differences.................................      230       226        565
                                                              -------     -----      -----
(Benefit) provision for income taxes........................  $(1,226)    $(155)     $  20
                                                              =======     =====      =====

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES (CONTINUED)
    Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Deferred Tax Assets:
  Accounts receivable items.............................  $    326   $    278
  Inventory items.......................................       299        257
  Accrued vacation and other benefits...................       670        652
  Accrued pension benefits..............................       123        291
  Other accrued expenses................................       733        691
  Sale and leaseback....................................     1,682      1,775
  Tax loss carryforwards................................     3,040        525
  Tax credit carryforwards..............................     3,081      3,517
  Other items...........................................        --        196
                                                          --------   --------
                                                             9,954      8,182

Deferred Tax Liabilities:
  Prepaid items.........................................      (472)      (563)
  Non current assets....................................   (23,266)   (19,286)
  Other.................................................      (213)      (156)
                                                          --------   --------
                                                           (23,951)   (20,005)
                                                          --------   --------
Net deferred income taxes...............................  $(13,997)  $(11,823)
                                                          ========   ========

    The net deferred tax liability is classified in the balance sheets as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Current deferred income taxes...........................  $    823   $    685
Non-current deferred income taxes.......................   (14,820)   (12,508)
                                                          --------   --------
                                                          $(13,997)  $(11,823)
                                                          ========   ========

    Included in tax assets at December 31, 1999 are net operating loss carryforwards of approximately $6.5 million and $13.6 million for federal and state income tax purposes, respectively, which begin to expire in 2010, alternative minimum tax credits of approximately $2.6 million and state tax credits of $700,000 which can be used to offset future regular tax and have no expiration date.

9. RELATED PARTY TRANSACTIONS

    On April 28, 1995, the Company entered into management agreements (the "Agreements") with two companies owned beneficially by the majority stockholders of the Company. The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance. The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling

                          PERRY JUDD'S HOLDINGS, INC.

9. RELATED PARTY TRANSACTIONS (CONTINUED)
$1,200,000 per year plus reimbursement of certain expenses. Management fees and expense reimbursements paid in conjunction with the Agreements approximated $1,469,000 $1,354,000 and $832,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    Since May 1995, the Company has purchased a substantial portion of its total ink requirements from a company affiliated with the majority stockholders. During 1999, the majority stockholders sold their interests in this company. Net purchases for years ended December 31, 1999, 1998 and 1997, amounted to $13.9 million, $13.3 million, and $7.2 million, respectively. Net outstanding indebtedness to this supplier was $-0- and $0.7 million as of December 31, 1999 and 1998, respectively.

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

10. RETIREMENT PLANS

    The Company has a defined contribution retirement plan (the "Plan") covering substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date. The Company contributed approximately $1,651,000, $1,648,000, and $875,000 for the years ended
December 31, 1999, 1998 and 1997, respectively, to the Plan representing 3% of eligible employee wages.

    Effective December 31, 1997, benefits payable under a Judd's defined benefit pension plan existing at the time of the Company's December 16, 1997 acquisition of Judd's were frozen. The Company intends to terminate the plan through lump sum payments and the purchase of annuity contracts. As of December 31, 1999, the estimated termination liability approximated the assets in the plan. Plan assets, consisting primarily of United States Treasury obligations, approximated $7,393,000 as of December 31, 1999. There have been no contributions to the plan since the acquisition. Pension expense for the year ended December 31, 1997 approximated $40,000. There was no pension expense recognized for the years ended December 31, 1999 and 1998.

                          PERRY JUDD'S HOLDINGS, INC.

11. COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS--At December 31, 1999, the Company has commitments to purchase or lease approximately $8.6 million of operating assets.

    INDEMNIFICATION--In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. Additionally, the Company has asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements. This amount has been reflected as an increase to both assets and liabilities pending resolution with the former owner of Perry Printing. The former owner of Perry Printing objected to these claims.

    On November 24, 1999, the former owner of Perry Printing filed a complaint against the Company seeking damages of approximately $3,000,000 and the payment of certain preferred stock dividends. On January 6, 2000, the Company answered by denying the former owner's allegations and asserted counterclaims in an aggregate amount of approximately $7,000,000. The case is presently in discovery. The Company intends to vigorously defend the action and strongly contends that no amounts are due the former owner of Perry Printing and the Company's position with respect to the two indemnity claims will be upheld.

    OTHER CONTINGENCIES--The Company is involved in various claims and litigation incidental to its operations. In the opinion of management, the ultimate resolution of these actions will not have a material effect on the Company's consolidated financial statements.

                                                                     SCHEDULE II

                          PERRY JUDD'S HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS                     OTHER
                                             BALANCE    CHARGED TO                  ADDITIONS     BALANCE
                                            BEGINNING   COSTS AND    DEDUCTIONS-   (DEDUCTIONS)     END
                                             OF YEAR     EXPENSES     DESCRIBE       DESCRIBE     OF YEAR
                                            ---------   ----------   -----------   ------------   --------
ALLOWANCE FOR UNCOLLECTIBLE
  ACCOUNTS RECEIVABLE
  Year Ended December 31
    1999..................................   $  799        $440          $419(1)       $ 200 (3)   $1,020
    1998..................................   $1,266        $521          $930(1)       $ (58)(2)   $  799
    1997..................................   $  320        $321          $257(1)       $ 882 (3)   $1,266

OBSOLETE AND EXCESS
  INVENTORIES
  Year Ended December 31
    1999..................................   $  601        $ 56          $ 25(4)          --       $  632
    1998..................................   $  857        $ 57          $ 66(4)       $(247)(2)   $  601
    1997..................................   $  645        $190          $293(4)       $ 315 (3)   $  857

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

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
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

           4.1(a)          First Supplemental Indenture dated as of June 10, 1998 among the Company, the Subsidiary Guarantors named therein, the
                           Additional Subsidiary Guarantor named therein and U.S. Trust
                           Company of California N.A. as Trustee. Incorporated by
                           reference to Exhibit 4.1(a) to the Registration Statement.

           4.2             Registration Rights Agreement dated as of December 16, 1997 between the Company and BT Alex. Brown as Initial Purchaser.
                           Incorporated by reference to Perry Judd's Incorporated by
                           reference to Exhibit 4.2 to the Registration Statement.

          10.2             Amended and Restated Credit Agreement dated as of December
                           16, 1997, among Perry Graphic Communications, Inc.,
                           Shenandoah Valley Press, Inc., and Port City Press, Inc., as
                           Borrowers, the Lenders (as defined therein) and BT
                           Commercial. Incorporated by reference to Exhibit 10.2 to the
                           Registration Statement.

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

          10.4(a)          Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.

          10.4(b)          Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.

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

*   Filed herewith