Form 10-Q
period 2000-03-31
PERRY-JUDDS INC
filed 2000-05-12
CIK 1053722

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO
                                                ---------   --------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements in the past 90 days. YES [ X ] No [   ]

As of May 15, 2000 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.



PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
INDEX
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                                              Page


PART I.    FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999.................................................................................3

         Condensed Consolidated Statements of Operations for the
           Three Months ended March 31, 2000 and March 31, 1999.................................................................4

         Condensed Consolidated Statements of Minority Interests,
           Preferred Stock and Stockholders' Equity as of
           March 31, 2000 and December 31, 1999.................................................................................5

         Condensed Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2000 and March 31, 1999.................................................................6

         Notes to Condensed Consolidated Financial Statements...............................................................7 - 8

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................................................9 - 10


PART II.   OTHER INFORMATION....................................................................................................11


PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,            December 31,
ASSETS                                                                                      2000                   1999
                                                                                         (Unaudited)              (Note)
CURRENT ASSETS:
         Cash and cash equivalents..............................................        $       7,278         $       3,932
         Accounts receivable - net of allowance for
           doubtful accounts of $1,021 and $1,020,
           respectively.........................................................               49,665                66,774
         Inventories  ..........................................................               19,407                18,806
         Deferred income taxes..................................................                  773                   823
         Other current assets...................................................                1,859                 1,867
                                                                                        -------------         -------------
                      Total current assets......................................               78,982                92,202


         Property, plant and equipment, at cost.................................              132,540               130,432
         Accumulated depreciation and amortization..............................              (30,916)              (27,562)
                                                                                        --------------        --------------
           Property, plant and equipment - net..................................              101,624               102,870

         Goodwill - net.........................................................               31,091                31,321
         Other assets - net.....................................................                7,325                 7,858
                                                                                        -------------         -------------

TOTAL ASSETS....................................................................        $     219,022         $     234,251
                                                                                        =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses..................................        $      32,920         $      45,694
         Current maturities of long-term debt...................................                6,079                 6,083
         Redeemable preferred stock.............................................                9,613                 9,340
                                                                                        -------------         -------------
                      Total current liabilities.................................               48,612                61,117

         Long-term debt.........................................................              127,300               128,818
         Deferred income taxes..................................................               14,937                14,820
         Other long-term liabilities............................................               10,080                10,125
                                                                                        -------------         -------------

                      Total liabilities.........................................              200,929               214,880
                                                                                        -------------         -------------
STOCKHOLDERS' EQUITY:
         Preferred stock - par value $0.001 per share,
           775,000 shares authorized, 133,180 and 128,366
           shares issued and outstanding, respectively..........................               13,318                12,837
         Common stock - par value $0.001 per share,
           1,000,000 shares authorized, 860,010
           shares issued and outstanding........................................                    1                     1
         Additional paid-in capital.............................................               21,500                21,500
         Accumulated deficit....................................................              (16,726)              (14,967)
                                                                                        --------------        --------------

                      Total stockholders' equity................................               18,093                19,371
                                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................        $     219,022         $     234,251
                                                                                        =============         =============

Note: Derived from audited financial statements. See notes to condensed consolidated financial statements. Certain amounts have been reclassified to conform with the current presentation.



PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                    THREE MONTHS
                                                                                             2000                   1999
NET SALES.......................................................................        $      74,716         $      71,444

OPERATING EXPENSES:
     Costs of production........................................................               60,485                57,822
     Selling, general and administrative........................................                8,143                 7,824
     Depreciation...............................................................                3,379                 2,732
     Amortization of intangibles................................................                  467                   571
                                                                                        -------------         -------------

                                                                                               72,474                68,949
                                                                                        -------------         -------------

INCOME FROM OPERATIONS..........................................................                2,242                 2,495
                                                                                        -------------         -------------

OTHER (INCOME) EXPENSES:
     Interest expense...........................................................                3,482                 3,669
     Amortization of deferred financing costs...................................                  293                   293
     Interest income............................................................                 (160)                 (442)
     Loss (gain) on sale of assets..............................................                  (60)                  (58)
     Other, net.................................................................                  101                    91
                                                                                        -------------         -------------

                                                                                                3,656                 3,553
                                                                                        -------------         -------------

LOSS BEFORE INCOME TAXES........................................................               (1,414)               (1,058)
BENEFIT FOR INCOME TAXES........................................................                  408                   296
                                                                                        -------------         -------------

LOSS BEFORE DIVIDENDS ON
     REDEEMABLE PREFERRED STOCK.................................................               (1,006)                 (762)

DIVIDENDS ON REDEEMABLE
     PREFERRED STOCK............................................................                  272                   266
                                                                                        -------------         -------------

NET LOSS........................................................................        $      (1,278)        $      (1,028)
                                                                                        ==============        ==============


See notes to condensed consolidated financial statements.


PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------


                                  MINORITY INTERESTS            PREFERRED STOCK            COMMON STOCK
                                  ------------------            ---------------            -------------
                                             CARRYING                    CARRYING                    CARRYING       ACCUMULATED
                                 SHARES        VALUE         SHARES        VALUE         SHARES        VALUE          DEFICIT
                                 ------        -----         ------        -----         ------        -----          -------
December 31, 1999..............   72,598       $7,260         128,366      $12,837       860,010       $21,501       $ (14,967)

Net loss.......................       --           --              --           --            --            --          (1,278)
Stock dividends................      406           40           4,814          481            --            --            (481)
                                  ------       ------         -------      -------    ----------       -------        ---------
March 31, 2000.................   73,004       $7,300         133,180      $13,318       860,010       $21,501        $(16,726)
                               ============   =======         =======      =======       =======      =========       =========


See notes to condensed consolidated financial statements.



PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                    THREE MONTHS
                                                                                             2000                   1999

OPERATING ACTIVITIES:
     Net loss ..................................................................          $    (1,278)         $     (1,028)
     Adjustments to reconcile net loss to net cash flows
         provided by operating activities:
     Depreciation and amortization..............................................                4,139                 3,596
     Deferred income tax provision..............................................                  167                   (20)
     Gain on sale of fixed assets...............................................                  (60)                  (58)
     Changes in operating assets and liabilities
     excluding effect of business acquired:
         Accounts receivable - net..............................................               17,109                 7,996
         Inventories............................................................                 (601)               (1,291)
         Accounts payable and accrued expenses..................................              (12,460)               (2,291)
         Other assets and liabilities - net.....................................                  (36)                  476
                                                                                        --------------        -------------

              Net cash provided by operating activities.........................                6,980                 7,380
                                                                                        --------------        -------------

INVESTING ACTIVITIES -
     Acquisition of business, net cash acquired.................................                    -               (24,118)
     Additions to property, plant and equipment - net...........................               (2,112)               (8,608)
                                                                                        --------------        --------------
              Net investing activities..........................................               (2,112)              (32,726)

FINANCING ACTIVITIES -
     Debt repayments............................................................               (1,522)               (1,020)
                                                                                        --------------        --------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                3,346               (26,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................                3,932                42,444
                                                                                        -------------         -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD........................................          $     7,278          $     16,078
                                                                                        =============         =============


See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

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

         Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The final allocation of the purchase price is based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

              Fair value of assets acquired (excluding cash)....  $      21,420
              Goodwill..........................................          8,697
              Fair value of liabilities assumed.................        (12,642)
              Amounts paid to creditors.........................          6,643
                                                                   -------------
              Cash paid for net assets acquired.................  $      24,118
                                                                   =============

         Concurrent with the acquisition of Heartland, a one-time fee of $750,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

2.       INVENTORIES

         Inventories are summarized as follows:
                                                      March 31,     December 31,
                                                        2000            1999

         Work-in-process........................... $      8,369   $      6,535
         Raw materials and production supplies.....       11,038         12,271
                                                     ------------  -------------
         Total..................................... $     19,407   $     18,806
                                                     ============  =============

3.       MINORITY INTERESTS

         REDEEMABLE PREFERRED STOCK A - At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflects an original issue discount of $2.5 million which is the difference between the net present value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption. Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to carrying value times 90% of the prime interest rate. At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding. During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was made. (See Note 4).

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

          REDEEMABLE PREFERRED STOCK B - Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends of 12.5% of carrying value and stock dividends of 2.5% of carrying value (issued in Redeemable Preferred Stock D). At March 31, 2000 and December 31, 1999, 65,000 shares were authorized, issued and outstanding and are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $2.0 million and $1.8 million at March 31, 2000 and December 31, 1999, respectively.

          REDEEMABLE PREFERRED STOCK D - Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends equivalent to 15% of carrying value. At March 31, 2000 and December 31, 1999, 100,000 shares were authorized with 8,004 and 7,598 shares issued and outstanding, respectively. Series D preferred shares are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $0.3 million and $0.2 million at March 31, 2000 and December 31, 1999, respectively.

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

         On November 24, 1999, the former owner of Perry Printing filed a complaint against the Company seeking damages of approximately $3,000,000 and the payment of certain preferred stock dividends. On January 6, 2000, the Company answered by denying the former owner's allegations and asserted counter claims in an aggregate amount of approximately $7,000,000. The case is presently in discovery. The Company intends to vigorously defend the action and strongly contends that no amounts are due the former owner of Perry Printing and the Company's position with respect to the two indemnity claims will be upheld.

         PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

         Net sales increased $3.3 million or 4.6% to $74.7 million for the three months ended March 31, 2000 from $71.4 million for the three months ended March 31, 1999. The increase resulted primarily from an additional month of activity related to Heartland Press, Inc. ("Heartland") which was acquired on February 1, 1999. Paper costs were 23.9% of net sales for the three months ended March 31, 2000 and 27.4% for the three months ended March 31, 1999.

         Costs of production increased $2.7 million or 4.7% to $60.5 million for the three months ended March 31, 2000 from $57.8 million for the three months ended March 31, 1999, principally from the acquisition of Heartland. Costs of production as a percent of net sales were 81.0% for the three months ended March 31, 2000 as compared to 80.9% experienced in the three months ended March 31, 1999.

         Selling, general and administrative expenses increased $0.3 million or 3.8% to $8.1 million for the three months ended March 31, 2000 compared to $7.8 million for the three months ended March 31, 1999. As a percent of net sales, selling, general and administrative expenses decreased to 10.9% in the 2000 period compared to 11.0% in the 1999 period.

         Depreciation expense increased $0.7 million or 25.9% to $3.4 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999 as a result of the Heartland acquisition and capital expenditures placed in service within the past twelve months.

         Income from operations decreased $0.3 million to $2.2 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999, due to the factors discussed in the preceding paragraphs.

         Interest expense decreased $0.2 million to $3.5 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999 due to lower average amounts outstanding during the first quarter of 2000 compared to the first quarter of 1999.

PERRY JUDD'S HOLDINGS, INC.
PART I.  FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $2.7 million for the three months ended March 31, 2000 and $2.5 million for the three months ended March 31, 1999.

         Working capital was $30.4 million and $31.1 million at March 31, 2000 and December 31, 1999, respectively.

         Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement, (the "Credit Agreement") which expires on December 15, 2002. The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $18.3 million at March 31, 2000. The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 31, 2000, the Company had no borrowings under its revolving credit facility.

         On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

         Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of March 31, 2000, the Company had no significant concentrations of credit risk.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for under this item is contained in Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

PERRY JUDD'S HOLDINGS, INC.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, dated March 28, 2000.

          In addition, the Company has filed herewith the following exhibits:


          27.0 Financial Data Schedule for the period ended March 31, 2000 (filed in electronic form only).


(b)       Reports on Form 8-K

          The following report on Form 8-K was filed during the quarterly period ended March 31, 2000:

          None

PERRY JUDD'S HOLDINGS, INC.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PERRY JUDD'S HOLDINGS, INC.


Date:   May 15, 2000                             /s/ Verne F. Schmidt
                                                 ------------------------------
                                                 Verne F. Schmidt
                                                 Senior Vice President and
                                                 Chief Financial Officer