Form 10-Q
period 2000-06-30
PERRY-JUDDS INC
filed 2000-08-08
CIK 1053722

 QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2000
OR
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

333-45235
Commission File Number

PERRY JUDD'S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0365965 (I.R.S. Employer Identification Number)
575 West Madison Street, Waterloo, Wisconsin (Address of principal executive offices)	53594 (Zip Code)

920-478-3551
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes /x/  No / /

    As of August 8, 2000 there were 860,010 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

PERRY JUDD'S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
INDEX

Page
PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	3
Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2000 and June 30, 1999	4
Condensed Consolidated Statements of Minority Interests, Preferred Stock and Stockholders' Equity as of June 30, 2000 and December 31, 1999	5
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and June 30, 1999	6
Notes to Condensed Consolidated Financial Statements	7-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
PART II. OTHER INFORMATION	12

PERRY JUDD'S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

PART I.  FINANCIAL INFORMATION

	June 30, 2000	December 31, 1999
	(Unaudited)	(Note)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,808	$3,932
Accounts receivable—net of allowance for doubtful accounts of $1,068 and $1,020, respectively	49,281	66,774
Inventories	22,017	18,806
Deferred income taxes	883	823
Other current assets	2,001	1,867

Total current assets	83,990	92,202
Property, plant and equipment, at cost	135,063	130,432
Accumulated depreciation and amortization	(34,190)	(27,562)

Property, plant and equipment—net	100,873	102,870
Goodwill—net	30,854	31,321
Other assets—net	6,913	7,858

TOTAL ASSETS	$222,630	$234,251

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,353	$45,694
Current maturities of long-term debt	6,059	6,083
Redeemable preferred stock	9,886	9,340

Total current liabilities	53,298	61,117
Long-term debt	125,800	128,818
Deferred income taxes	15,134	14,820
Other long-term liabilities	10,044	10,125

Total liabilities	204,276	214,880

STOCKHOLDERS' EQUITY:
Preferred stock—par value $0.001 per share, 775,000 shares authorized, 138,174 and 128,366 shares issued and outstanding, respectively	13,817	12,837
Common stock—par value $0.001 per share, 1,000,000 shares authorized, 860,010 shares issued and outstanding	1	1
Additional paid-in capital	21,500	21,500
Accumulated deficit	(16,964)	(14,967)

Total stockholders' equity	18,354	19,371

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,630	$234,251

    Note: Derived from audited financial statements. See notes to condensed consolidated financial statements. Certain amounts have been reclassified to conform with the current presentation.

PERRY JUDD'S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(DOLLARS IN THOUSANDS)

PART I.  FINANCIAL INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
NET SALES	$74,555	$63,374	$149,271	$134,818
OPERATING EXPENSES:
Costs of production	57,925	51,075	118,410	108,897
Selling, general and administrative	8,634	8,425	16,777	16,249
Depreciation	3,369	3,114	6,748	5,846
Amortization of intangibles	354	458	821	1,029

	70,282	63,072	142,756	132,021

INCOME FROM OPERATIONS	4,273	302	6,515	2,797

OTHER (INCOME) EXPENSES:
Interest expense	3,451	3,601	6,933	7,270
Amortization of deferred financing costs	294	294	587	587
Interest income	(193)	(265)	(353)	(707)
Gain on sale of assets	(43)	(16)	(103)	(74)
Other, net	93	100	194	191

	3,602	3,714	7,258	7,267

INCOME (LOSS) BEFORE INCOME TAXES	671	(3,412)	(743)	(4,470)
(PROVISION) BENEFIT FOR INCOME TAXES	(136)	1,205	272	1,501

INCOME (LOSS) BEFORE DIVIDENDS ON REDEEMABLE PREFERRED STOCK	535	(2,207)	(471)	(2,969)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK	274	268	546	534

NET INCOME (LOSS)	$261	$(2,475)	$(1,017)	$(3,503)

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
(DOLLARS IN THOUSANDS)

PART I.  FINANCIAL INFORMATION

	Minority Interests		Preferred Stock		Common Stock
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 1999	72,598	$7,260	128,366	$12,837	860,010	$21,501	$(14,967)
Net loss	—	—	—	—	—	—	(1,017)
Stock dividends	813	81	9,808	980	—	—	(980)

June 30, 2000	73,411	$7,341	138,174	$13,817	860,010	$21,501	$(16,964)

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(DOLLARS IN THOUSANDS)

PART I.  FINANCIAL INFORMATION

	Six Months
	2000	1999
OPERATING ACTIVITIES:
Net loss	$(1,017)	$(3,503)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	8,156	7,462
Deferred income tax provision	254	(20)
Gain on sale of fixed assets	(103)	(74)
Changes in operating assets and liabilities:
Accounts receivable—net	17,493	8,925
Inventories	(3,211)	(5,668)
Accounts payable and accrued expenses	(7,795)	(1,394)
Other assets and liabilities—net	(93)	(237)

Net cash provided by operating activities	13,684	5,491

INVESTING ACTIVITIES—
Acquisition of business, net of cash acquired	—	(24,118)
Additions to property, plant and equipment—net	(4,766)	(10,168)

Net cash used by investing activities	(4,766)	(34,286)
FINANCING ACTIVITIES—
Financing costs incurred	—	—
Increase in revolving debt	—	—
Debt repayments	(3,042)	(2,041)

Net cash used by financing activities	(3,042)	(2,041)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,876	(30,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,932	42,444

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,808	$11,608

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)

PART I.  FINANCIAL INFORMATION

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

Fair value of assets acquired (excluding cash)	$21,420
Goodwill	8,697
Fair value of liabilities assumed	(12,642)
Amounts paid to creditors	6,643

Cash paid for net assets acquired	$24,118

    Concurrent with the acquisition of Heartland, a one-time fee of $750,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

2.  INVENTORIES

    Inventories are summarized as follows:

	June 30, 2000	December 31, 1999
Work-in-process	$9,199	$6,535
Raw materials and production supplies	12,818	12,271

Total	$22,017	$18,806

3.  MINORITY INTERESTS

    REDEEMABLE PREFERRED STOCK A—At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflects an original issue discount of $2.5 million which is the difference between the net present value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption.

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

    REDEEMABLE PREFERRED STOCK B—Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends of 12.5% of carrying value and stock dividends of 2.5% of carrying value (issued in Redeemable Preferred Stock D). At June 30, 2000 and December 31, 1999, 65,000 shares were authorized, issued and outstanding and are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $2.2 million and $1.8 million at June 30, 2000 and December 31, 1999, respectively.

    REDEEMABLE PREFERRED STOCK D—Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive cash dividends equivalent to 15% of carrying value. At June 30, 2000 and December 31, 1999, 100,000 shares were authorized with 8,411 and 7,598 shares issued and outstanding, respectively. Series D preferred shares are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $0.3 million and $0.2 million at June 30, 2000 and December 31, 1999, respectively.

4.  CONTINGENCIES

    In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing has objected to these claims. Additionally, the Company has asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements. This amount has been reflected as an increase to both assets and liabilities pending resolution with the former owner of Perry Printing.

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

PERRY JUDD'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Six months ended June 30, 2000 versus Six Months ended June 30, 1999.

    Net sales increased $14.5 million or 10.8% to $149.3 million for the six months ended June 30, 2000 from $134.8 million for the six months ended June 30, 1999. The increase resulted from the return of work at the Waterloo Plant which was temporarily displaced during the second quarter of 1999 due to labor negotiations which were unresolved at the time, an additional month of activity related to Heartland, Inc. ("Heartland") which was acquired on February 1, 1999 and an overall increase in volume from new and existing customers. Paper costs were 24.4% of net sales for the six months ended June 30, 2000 versus 25.8% for the six months ended June 30, 1999.

    Costs of production increased $9.5 million or 8.7% to $118.4 million for the six months ended June 30, 2000 from $108.9 million for the six months ended June 30, 1999, principally due to increases in production due to the factors mentioned in the preceding paragraph. Costs of production as a percent of net sales were 79.3% for the six months ended June 30, 2000 as compared to 80.8% experienced in the six months ended June 30, 1999.

    Selling, general and administrative expenses increased $0.5 million or 3.1% to $16.8 million for the six months ended June 30, 2000 compared to $16.3 million for the six months ended June 30, 1999. Selling, general and administrative expenses decreased as a percent of net sales to 11.3% in the 2000 period compared to 12.0% in the 1999 period.

    Depreciation expense increased $0.9 million or 15.5% to $6.7 million for the six months ended June 30, 2000 from $5.8 million for the six months ended June 30, 1999 as a result of new assets placed in service within the past twelve months.

    Income from operations increased $3.7 million to $6.5 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999, due to the factors discussed in the preceding paragraphs.

    Interest expense decreased $0.4 million to $6.9 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999 as a result of reduced debt levels during the 2000 period compared to the 1999 period.

Three Months ended June 30, 2000 versus Three Months ended June 30, 1999.

    Net sales increased $11.2 million or 17.7% to $74.6 million for the three months ended June 30, 2000 from $63.4 million for the three months ended June 30, 1999. The increase resulted from the return of work at the Waterloo Plant which was temporarily displaced during the second quarter of 1999 due to labor negotiations which were unresolved at the time, and an overall increase in volume from new and existing customers. Paper costs were 24.9% of net sales for the three months ended June 30, 2000 versus 24.0% for the three months ended June 30, 1999.

    Costs of production increased $6.8 million or 13.3% to $57.9 million for the three months ended June 30, 2000 from $51.1 million for the three months ended June 30, 1999, principally due to the factors mentioned in the preceding paragraph. Costs of production as a percent of net sales were 77.6% for the three months ended June 30, 2000 as compared to 80.6% experienced in the three months ended June 30, 1999.

PERRY JUDD'S HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Selling, general and administrative expenses increased $0.2 million or 2.4% to $8.6 million for the three months ended June 30, 2000 compared to $8.4 million for the three months ended June 30, 1999. Selling, general and administrative expenses decreased as a percent of net sales to 11.5% in the 2000 period compared to 13.2% in the 1999 period, primarily due to the increase in net sales discussed above.

    Depreciation expense increased $0.3 million or 9.7% to $3.4 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999 as a result of new assets placed in service within the past twelve months.

    Income from operations increased $4.0 million to $4.3 million for the three months ended June 30, 2000 from $0.3 million for the three months ended June 30, 1999, due to the factors discussed in the preceding paragraphs.

    Interest expense decreased $0.2 million to $3.4 million for the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999 as a result of reduced debt levels during the 2000 period compared to the 1999 period.

Liquidity and Capital Resources

    Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $7.4 million for the six months ended June 30, 2000 and $3.0 million for the six months ended June 30, 1999.

    Working capital was $30.7 million and $31.1 million at June 30, 2000 and December 31, 1999, respectively.

    Since the inception of operations on April 28, 1995, the company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement (the "Credit Agreement"), which expires on December 15, 2002. The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $16.8 million at June 30, 2000. The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 30, 2000, the Company had no borrowings under its revolving credit facility.

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

    Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of June 30, 2000, the Company had no significant concentrations of credit risk.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

    The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements of fact, including statements of historical fact, may contain forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company's management shares its knowledge and judgement about factors that they believe may materially affect the Company's performance. The Company makes the forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report on Form 10-Q and in Item 1 "Business—Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. All subsequent written and oral statements that the Company makes are qualified in their entirety by these Risk Factors.

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

      In addition, the Company has filed herewith the following exhibits:

      27.0    Financial Data Schedule for the period ended June 30, 2000 (filed in electronic form only).

(b)
Reports on Form 8-K

      The following report on Form 8-K was filed during the quarterly period ended June 30, 2000:

      None

PERRY JUDD'S HOLDINGS, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD'S HOLDINGS, INC.
Date: August 8, 2000	By:	/s/ VERNE F. SCHMIDT Verne F. Schmidt Senior Vice President and Chief Financial Officer

QuickLinks

PERRY JUDD'S HOLDINGS, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 INDEX
PERRY JUDD'S HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (DOLLARS IN THOUSANDS)
PERRY JUDD'S HOLDINGS, INC. CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2000 (DOLLARS IN THOUSANDS)
PERRY JUDD'S HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (DOLLARS IN THOUSANDS)
PERRY JUDD'S HOLDINGS, INC. SIGNATURES