Form 10-Q
period 2000-09-30
PERRY-JUDDS INC
filed 2000-11-13
CIK 1053722

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From                to

333-45235
Commission file number

PERRY JUDD'S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0365965 (IRS Employer Identification Number)
575 West Madison Street, Waterloo, Wisconsin (Address of principal executive offices)	53594 (Zip Code)

920-478-3551
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes /x/  No / /

    As of November 13, 2000 there were 901,317 shares of Registrant's Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant's Common Stock.

PERRY JUDD'S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2000 and September 30, 1999	4
	Condensed Consolidated Statements of Minority Interests, Preferred Stock and Stockholders' Equity as of September 30, 2000 and December 31, 1999	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and September 30, 1999	6
	Notes to Condensed Consolidated Financial Statements	7 - 9
	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 12
PART II.	OTHER INFORMATION	13

PERRY JUDD'S HOLDINGS, INC.
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2000	December 31, 1999
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,290	$3,932
Accounts receivable—net of allowance for doubtful accounts of $1,286 and $1,020, respectively	55,750	66,774
Inventories	19,811	18,806
Deferred income taxes	1,282	823
Other current assets	1,972	1,867

Total current assets	82,105	92,202
Property, plant and equipment, at cost	137,169	130,432
Accumulated depreciation and amortization	(37,472)	(27,562)

Property, plant and equipment—net	99,697	102,870
Goodwill—net	30,617	31,321
Other assets—net	6,529	7,858

TOTAL ASSETS	$218,948	$234,251

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,752	$45,694
Current maturities of long-term debt	11,019	6,083
Redeemable preferred stock dividends	95	2,080
Redeemable preferred stock	—	7,260

Total current liabilities	49,866	61,117
Long-term debt	124,300	128,818
Deferred income taxes	14,508	14,820
Other long-term liabilities	10,031	10,125

Total liabilities	198,705	214,880

MINORITY INTERESTS:
Redeemable Preferred Stock Series A with stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,198	—

STOCKHOLDERS' EQUITY:
Preferred stock—par value $0.001 per share, 775,000 shares authorized, 143,356 and 128,366 shares issued and outstanding, respectively	14,336	12,837
Common stock—par value $0.001 per share, 1,000,000 shares authorized, 901,317 and 860,010 shares issued and outstanding, respectively	1	1
Additional paid-in capital	21,500	21,500
Accumulated deficit	(18,792)	(14,967)

Total stockholders' equity	17,045	19,371

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,948	$234,251

Note:	Derived from audited financial statements. See notes to condensed consolidated financial statements. Certain amounts have been reclassified to conform with the current presentation.

PERRY JUDD'S HOLDINGS, INC.
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
NET SALES	$88,137	$79,808	$237,408	$214,626
OPERATING EXPENSES:
Costs of production	69,556	64,764	187,966	173,661
Selling, general and administrative	8,538	8,093	25,315	24,342
Depreciation	3,373	2,936	10,121	8,782
Amortization of intangibles	326	512	1,147	1,541

	81,793	76,305	224,549	208,326

INCOME FROM OPERATIONS	6,344	3,503	12,859	6,300

OTHER (INCOME) EXPENSES:
Interest expense	3,472	3,577	10,405	10,847
Amortization of deferred financing costs	293	293	880	880
Interest income	(147)	(144)	(500)	(851)
Gain on sale of assets	(48)	(53)	(151)	(127)
Other, net	92	97	286	288

	3,662	3,770	10,920	11,037

INCOME (LOSS) BEFORE INCOME TAXES	2,682	(267)	1,939	(4,737)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,442)	(53)	(1,170)	1,448

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	1,240	(320)	769	(3,289)
DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	2,549	269	3,095	803

NET LOSS	$(1,309)	$(589)	$(2,326)	$(4,092)

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

	Minority interests		Preferred Stock		Common Stock
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 1999	72,598	$7,260	128,366	$12,837	860,010	$21,501	$(14,967)
Net loss	—	—	—	—	—	—	(2,326)
Stock dividends	813	81	14,990	1,499	—	—	(1,499)
Redemption of Series B and D Redeemable Preferred Stock	(73,411)	(7,341)	—	—	—	—	—
Reinstatement of Series A Redeemable Preferred Stock	43,941	3,143	—	—	—	—	—
Accretion on Series A Redeemable Preferred Stock	—	55	—	—	—	—	—
Stock Options Exercised at $.01 per share	—	—	—	—	41,307	—	—

September 30, 2000	43,941	$3,198	143,356	$14,336	901,317	$21,501	$(18,792)

See notes to condensed consolidated financial statements.

PERRY JUDD'S HOLDINGS, INC.
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)

	Nine Months
	2000	1999
OPERATING ACTIVITIES:
Net loss	$(2,326)	$(4,092)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	12,148	11,203
Accretion on redeemable preferred stock	1,001	—
Deferred income tax provision	108	94
Gain on sale of fixed assets	(151)	(127)
Changes in operating assets and liabilities:
Accounts receivable—net	11,024	2,615
Inventories	(1,005)	(4,044)
Accounts payable and accrued expenses	(6,942)	548
Redeemable preferred stock dividends	(609)	—
Other assets and liabilities—net	(1)	99

Net cash provided by operating activities	13,247	6,296

INVESTING ACTIVITIES—
Acquisition of business, net of cash acquired	—	(24,118)
Additions to property, plant and equipment—net	(6,966)	(13,546)

Net cash used by investing activities	(6,966)	(37,664)

FINANCING ACTIVITIES—
Increase in revolving debt	4,983	—
Redemption of Redeemable Series B and D Preferred Stock	(7,341)	—
Debt repayments	(4,565)	(7,262)

Net cash used by financing activities	(6,923)	(7,262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(642)	(38,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,932	42,444

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,290	$3,814

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

2.  INVENTORIES

    Inventories are summarized as follows:

	September 30, 2000	December 31, 1999
Work-in-process	$7,520	$6,535
Raw materials and production supplies	12,291	12,271

Total	$19,811	$18,806

3.  REDEEMABLE PREFERRED STOCK SERIES A

    At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflected an original issue discount of $2.5 million which was the difference between the fair value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption. Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to redemption value times 90% of the prime interest rate. At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding. During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was recorded. During the third quarter ended September 30, 2000, the Company reached a settlement with the former owner of Perry Printing resulting in a partial reinstatement of Redeemable Series A Preferred Stock. Pursuant to the settlement agreement dated August 31, 2000, effective June 30, 2000, 43,940.68 shares of Series A Redeemable Preferred Stock were reinstated at an accreted value of $3,143,000 and $1,452,000 of accumulated dividends were paid. (See Note 4)

  Redeemable Preferred Stock Series B

    Effective June 30, 2000, the outstanding shares of Redeemable Preferred Stock Series B were redeemed during the three months ended September 30, 2000. Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends of 12.5% of redemption value and stock dividends of 2.5% of redemption value (issued in Redeemable Preferred Stock D). At June 30, 2000 and December 31, 1999, 65,000 shares were authorized, issued and outstanding and are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $2.2 million and $1.8 million at June 30, 2000 and December 31, 1999, respectively. (See Note 4).

  Redeemable Preferred Stock Series D

    Effective June 30, 2000, the outstanding shares of Redeemable Preferred Stock Series D were redeemed during the three months ended September 30, 2000. Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends equivalent to 15% of carrying value. At June 30, 2000 and December 31, 1999, 100,000 shares were authorized with 8,411 and 7,598 shares issued and outstanding, respectively. Series D preferred shares are mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $0.3 million and $0.2 million at June 30, 2000 and December 31, 1999, respectively. (See Note 4).

4.  SETTLEMENT OF CONTINGENCIES

    In connection with the acquisition of Perry Printing, the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing objected to these claims. Additionally, the Company asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements.

    On November 24, 1999, the former owner of Perry Printing filed a complaint against the Company seeking damages of approximately $3,000,000 and the payment of certain preferred stock dividends. On January 6, 2000, the Company answered by denying the former owner's allegations and asserted counter claims in an aggregate amount of approximately $7,000,000.

    On August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the two indemnity claims and the employee benefit obligation claim. Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Redeemable Preferred Stock Series B and D including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Redeemable Preferred Stock Series A which was partially reinstated in the amount of 43,940.68 shares. These Series A shares were recorded in the financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000 plus an adjustment for accretion through June 30, 2000 of $946,000.

5.  SUBSEQUENT EVENT

    On October 19, 2000, the Company sold substantially all the net assets of its subsidiary Judd's Online, Inc. to a subsidiary of Susquehanna Media Corporation for approximately $6.3 million, net of closing costs. The after-tax gain resulting from this sale is expected to approximate $2.6 million. Net sales of Judd's Online were approximately $4.2 million for the nine months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 1999. Concurrent with the sale of Judd's Online, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

PERRY JUDD'S HOLDINGS, INC.
PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Nine Months ended September 30, 2000 versus Nine Months ended September 30, 1999.

    Net sales increased $22.8 million or 10.6% to $237.4 million for the nine months ended September 30, 2000 from $214.6 million for the nine months ended September 30, 1999. The increase resulted primarily from the return of work at the Waterloo Plant which was temporarily displaced during the second quarter of 1999 due to labor negotiations which were unresolved at the time, an additional month of activity related to Heartland, Inc. ("Heartland") which was acquired on February 1, 1999 and an overall increase in volume from new and existing customers. Paper costs were 24.8% of net sales for the nine months ended September 30, 2000 versus 25.5% for the nine months ended September 30, 1999.

    Costs of production increased $14.3 million or 8.2% to $188.0 million for the nine months ended September 30, 2000 from $173.7 million for the nine months ended September 30, 1999, principally due to increases in production due to the factors mentioned in the preceding paragraph. Costs of production as a percent of net sales were 79.2% for the nine months ended September 30, 2000 as compared to 80.9% experienced in the nine months ended September 30, 1999.

    Selling, general and administrative expenses increased $1.0 million or 4.1% to $25.3 million for the nine months ended September 30, 2000 compared to $24.3 million for the nine months ended September 30, 1999. Selling, general and administrative expenses decreased as a percent of net sales to 10.7% in the 2000 period compared to 11.3% in the 1999 period.

    Depreciation expense increased $1.3 million or 14.8% to $10.1 million for the nine months ended September 30, 2000 from $8.8 million for the nine months ended September 30, 1999 as a result of new assets placed in service within the past twelve months.

    Income from operations increased $6.5 million to $12.8 million for the nine months ended September 30, 2000 from $6.3 million for the nine months ended September 30, 1999, due to the factors discussed in the preceding paragraphs.

    Interest expense decreased $0.4 million or 3.7% to $10.4 million for the nine months ended September 30, 2000 from $10.8 million for the nine months ended September 30, 1999 due to reduced debt levels.

    Dividends and accretion on redeemable preferred stock increased $2.3 million to $3.1 million for the nine months ended September 30, 2000 from $0.8 million for the nine months ended September 30, 1999 resulting from the reinstatement of Redeemable Preferred Stock Series A in connection with the August 31, 2000 settlement agreement with the former owner of Perry Printing.

Three Months ended September 30, 2000 versus Three Months ended September 30, 1999.

    Net sales increased $8.3 million or 10.4% to $88.1 million for the three months ended September 30, 2000 from $79.8 million for the three months ended September 30, 1999. The increase resulted from substantially higher volume of production units from new and existing customers. Paper costs were 25.6% of net sales for the three months ended September 30, 2000 versus 25.1% for the three months ended September 30, 1999.

    Costs of production increased $4.8 million or 7.4% to $69.6 million for the three months ended September 30, 2000 from $64.8 million for the three months ended September 30, 1999, principally from the overall increased volume of production. Costs of production as a percent of net sales were 78.9% for the three months ended September 30, 2000 as compared to 81.1% experienced in the three months ended September 30, 1999.

    Selling, general and administrative expenses increased $0.4 million or 4.9% to $8.5 million for the three months ended September 30, 2000 compared to $8.1 million for the three months ended September 30, 1999. Selling, general and administrative expenses decreased as a percent of net sales to 9.7% in the 2000 period compared to 10.1% in the 1999 period.

    Depreciation expense increased $0.5 million or 17.2% to $3.4 million for the three months ended September 30, 2000 from $2.9 million for the three months ended September 30, 1999 as a result of new assets placed in service within the past twelve months.

    Income from operations increased $2.8 million to $6.3 million for the three months ended September 30, 2000 from $3.5 million for the three months ended September 30, 1999, due to the factors discussed in the preceding paragraphs.

    Interest expense decreased $0.1 million to $3.5 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 2000 as a result of reduced debt levels during the period.

    Dividends and accretion on redeemable preferred stock increased $2.2 million to $2.5 million for the nine months ended September 30, 2000 from $0.3 million for the nine months ended September 30, 1999 resulting from the reinstatement of redeemable Preferred Stock Series A in connection with the August 31, 2000 settlement agreement with the former owner of Perry Printing.

Liquidity and Capital Resources

    Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before income taxes plus depreciation and amortization was $14.1 million for the nine months ended September 30, 2000 and $6.5 million for the nine months ended September 30, 1999.

    Working capital was $32.2 million and $31.1 million at September 30, 2000 and December 31, 1999, respectively.

    Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement (the "Credit Agreement"), which expires on December 15, 2002. The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $15.3 million at September 30, 2000. The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 2000, the Company had borrowings of $5.0 million under its revolving credit facility.

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

    Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of September 30, 2000, the Company had no significant concentrations of credit risk.

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

PERRY JUDD'S HOLDINGS, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    On August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the two indemnity claims and the employee benefit obligation claim. Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Redeemable Preferred Stock Series B and D including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Redeemable Preferred Stock Series A which was partially reinstated in the amount of 43,940.68 shares. These Series A shares were recorded in the financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000 plus an adjustment for accretion through June 30, 2000 of $946,000.

Item 6.  Exhibits and Reports On Form 8-K

(a)
Exhibits

  Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, dated March 28, 2000.

  In addition, the Company has filed herewith the following exhibits:

27.0	Financial Data Schedule for the period ended September 30, 2000 (filed in electronic form only).
(b)
Reports on Form 8-K

  The following report on Form 8-K was filed during the quarterly period ended September 30, 2000:

  None

PERRY JUDD'S HOLDINGS, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD'S HOLDINGS, INC.
Date: November 13, 2000	/s/ VERNE F. SCHMIDT Verne F. Schmidt Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations
  Nine Months ended September 30, 2000 versus Nine Months ended September 30, 1999.
  Three Months ended September 30, 2000 versus Three Months ended September 30, 1999.
  Liquidity and Capital Resources
  Seasonality
  Quantitative and Qualitative Disclosures About Market Risk
  Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
PERRY JUDD'S HOLDINGS, INC. PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES