Form 10-K405
period 2000-12-31
PERRY-JUDDS INC
filed 2001-04-02
CIK 1053722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 30, 2001 there were 901,317 shares of Registrant's Common Stock, par value $.001 per share outstanding. There is no established public trading market for the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE
                                                                                     -----------
PART 1

ITEM 1.                Business....................................................            1
ITEM 2.                Properties..................................................           11
ITEM 3.                Legal Proceedings...........................................           11
ITEM 4.                Submission of Matters to a Vote of Security Holders.........           11

PART II

ITEM 5.                Market for Registrant's Common Equity and Related
                         Stockholder Matters.......................................           12
ITEM 6.                Selected Financial Data.....................................           12
ITEM 7.                Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................           13
ITEM 7A.               Quantitative and Qualitative Disclosures about Market
                         Risk......................................................           18
ITEM 8.                Financial Statements and Supplementary Data.................           18
ITEM 9.                Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure..................................           18

PART III

ITEM 10.               Directors and Executive Officers of the Registrant..........           19
ITEM 11.               Executive Compensation......................................           21
ITEM 12.               Security Ownership of Certain Beneficial Owners and
                         Management................................................           25
ITEM 13.               Certain Relationships and Related Transactions..............           26

PART IV

ITEM 14.               Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K..................................................           27

EXHIBIT INDEX......................................................................           28

SIGNATURES.........................................................................           29

FINANCIAL STATEMENTS...............................................................  F-1 to F-19

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Unless the context otherwise provides, all references in this Annual Report to the "Company" includes Perry Judd's Holdings, Inc., its wholly-owned subsidiary, Perry Judd's Incorporated ("Perry Judd's") and Judd's Online, Inc., ("Judd's Online") a wholly-owned subsidiary of Perry Judd's which was sold in October 2000. All references to Perry Judd's shall include its former consolidated subsidiaries: Judd's Incorporated ("Judd's"), Judd &
Detweiler, Inc., Mount Jackson Press, Inc., Shenandoah Valley Press, Inc. ("Shenandoah Valley"), and Port City Press, Inc. ("Port City").

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

    Effective April 28, 1995, the Company acquired certain net assets of Perry Printing Corporation ("Perry Printing"). Prior to April 28, 1995, the Company had no operating activities.

    On December 16, 1997, the Company completed the acquisition of Judd's, which was a short-to-medium run printer servicing the magazine, commercial and technical books sectors. The financial and other information included in this Annual Report includes the operations of Judd's since the date of the acquisition.

    On February 1, 1999, the Company completed the acquisition of Heartland Press, Inc. ("Heartland") which was a short-run printer servicing the magazine sector. The financial and other information included in this Annual Report includes the operations of Heartland since the date of the acquisition.

    The Company operates primarily in one business segment--printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                                                            2000        1999        1998
                                                          --------    --------    --------
Magazines...............................................     61%         59%         53%
Catalogs................................................     31%         32%         32%
Other...................................................      8%          9%         15%
                                                            ---         ---         ---
    TOTAL:..............................................    100%        100%        100%
                                                            ===         ===         ===

    Substantially all of the Company's sales are based upon customer specifications. A significant amount of the Company's sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis. One of the Company's customers, Time, Inc., accounted for approximately 15%, 16% and 15% of the Company's consolidated net sales during 2000, 1999 and 1998, respectively. In the opinion of management, the loss, at substantially the same time, of all of the business provided by this customer would have a material adverse effect on the Company. No other customer accounted for more than 10% of the Company's consolidated net sales for 2000, 1999 and 1998.

MARKET SECTORS

    MAGAZINES. The Company believes that it is the sixth largest printer of magazines in the United States. The Company's principal competitors in magazines consist of five diversified printing companies. The Company's magazine customers include some of the largest and most established publishers in a diverse range of market categories. The Company believes that established publishers and their publications are the most likely to have a continuing and improving market presence. Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with an advantage over competitors whose customers may be more susceptible to such downturns.

    Substantially all of the Company's magazine printing is performed under contracts, the majority of which have remaining terms ranging from one to four years. The Company's strong relationships with its magazine customers have historically enabled it to extend most of its magazine contracts beyond their initial expiration dates. The Company's relationships with its top ten magazine customers averages more than 16 years.

    CATALOGS. The Company believes that it is the sixth largest printer of catalogs in the United States. The Company's key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business. In addition, the Company's business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries. Consistent with industry practice, the Company performs most of its catalog printing under short-term (1 to 3 years) agreements with its customers.

    OTHER COMMERCIAL PRINTING. The Company also produces a variety of specialty commercial products such as magazine inserts, calendars, and general advertising products. These commercial products enable the Company to optimize capacity utilization by supplementing its magazine and catalog business. Additionally, the Company had produced a variety of information-intensive professional and technical journals, reference books and business directories, through its Port City subsidiary, acquired as part of the Judd's acquisition, which the Company sold on September 2, 1998.

    NEW MEDIA SERVICES. From December 1997 through October 2000, the Company developed a variety of multimedia, on-line and content repurposing products and services (collectively, the "New Media Services"), which began as the Company became involved in the development and management of Internet websites to enhance its traditional printing capabilities and as a natural extension and expansion of its customer relationships. The Company provided interactive web-site development, tracking, analysis and reporting services to publishers and direct-marketers desiring to complement ink-on-paper magazine products with on-line, brand-based products and services and to take advantage of marketing and sales opportunities in electronic commerce. On October 19, 2000 the Company sold substantially all the net assets of its new media services subsidiary, Judd's Online, to a subsidiary of Susquehanna Media Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

PREPRESS

    The Company provides a full range of prepress services and equipment utilizing the latest technology, answering the demand for high quality, 24-hour preparatory services. The Company's prepress services include conventional preparatory services, (such as color separation, digital page assembly, "preflighting" of digital files, computerized imposition, and laser platemaking) as well as state-of-the-art computer-to-plate technology. The Company has made significant investments in transforming its prepress operations from labor-intensive to equipment- and system-intensive processes, including the introduction of electronic prepress capabilities enabling the Company to receive, create and process pages electronically and to utilize automated platemaking equipment.

PRESS ROOM

    The Company offers its customers state-of-the-art heatset web offset press capabilities at each of its printing facilities. The Company has invested in wide web press technology which represents a substantial capital commitment matched by only a small number of well-capitalized printers. Wide web presses generate a significant cost savings on longer press runs. Other specialized press capabilities include short cut-off and gapless presses, which reduce paper waste. The Company's presses can print on lower-cost paper stocks and certain presses incorporate folders to produce tabloid-and digest-size products. The Company has both high-speed presses best suited for longer runs and other presses with shorter makeready times which are better suited for short runs. Management believes its printing operations have the consistent high quality reproduction, low paper waste, flexibility, and dependability that is required by the Company's customers.

BINDING AND FINISHING

    The Company has invested significant capital to install high-speed, automated binding and finishing equipment. Printed products requiring finishing are either saddle bound (stapled) or perfect bound (square back with adhesive). The Company's finishing services include blow-in-cards, polybagging, tipping, and tabbing.

    The Company employs technological advances in ink-jet addressing and geo-demographic selective binding (on both a regional and specific carrier route basis). All of the Company's magazine and catalog binding equipment has ink-jet capabilities and partial or fully selective systems. During the binding process, a product's content can be modified to include or to exclude certain materials using technologies that enable a magazine publisher or catalog merchant to customize and personalize its market by sending the same basic magazine or catalog to all consumers while inserting different advertisements, messages, prices or product offerings, depending upon the geographic and demographic characteristics of the individual customer or subscriber.

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

DISTRIBUTION

    Distribution is a key element in the production process to effectively manage delivery costs, and the Company provides its customers with state-of-the-art distribution and mail list services. The distribution services provided by the Company include multiple entry point analysis, consolidation, pool shipping, drop shipping, load planning, over-the-road and rail services, mailing/distribution consultation, freight tracking, co-mailing analysis, mail tracking, ink-jet formatting and ink-jet tape processing.

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

    By integrating the mail list services with its consolidation and distribution services, the Company maximizes postal discounts for its customers through achieving optimum presort savings and automation discounts, as well as ensuring on-time delivery. Due to its large shipping volume, the Company's plants are designated postal distribution centers, each with full-time postal employees. The Company's volume and strategic locations enable it to ship directly to U.S. Postal Service sectional center facilities, thus providing postal discounts and more timely delivery for its customers. The Company believes its distribution capabilities and favorable distribution locations provide a competitive advantage, especially as postal rates continue to rise.

COMPETITION

    The Company competes in each of its market segments on the basis of price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.

    The Company's competitors in the magazine and catalog printing market consist of diversified printing companies who have facilities sufficient to compete in the national market, along with various local or regional printers with less extensive facilities who compete for local or regional business. The Company's key competitors in these markets include Quebecor/World, R.R. Donnelley & Sons, Quad/ Graphics, Banta Corporation and Brown Printing.

RAW MATERIALS

    Paper and ink are the primary direct materials used by the Company. Generally, direct material costs are passed on to the customer.

    The primary raw material used by the Company in its operation is paper. In 2000, the Company's customers supplied approximately two-thirds of the paper used in the printing process, and the Company supplied approximately one-third. The cost of paper is a principal factor in the Company's manufacturing costs and pricing to certain customers and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company's net sales and cost of sales. The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Fluctuations in paper costs result in corresponding fluctuations in the Company's net sales, but typical fluctuations generally have not affected volume or profits to any significant extent. However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits. The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers' needs.

    The Company supplies all of the ink used by its customers and has strong relationships with its suppliers. The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers yield improved quality, pricing and overall services to its customers. See "Certain Relationships and Related Party Transactions".

SEASONALITY

    The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 2000.

REGULATORY COMPLIANCE

    The Company is subject to regulation under various federal, state, and local laws relating to the environment and to employee health and safety. These environmental regulations relate to the generation, storage, transportation, handling, disposal, and emission into the environment of various substances. Permits are required for operation of the Company's business and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company is also subject to regulation under various federal, state and local laws which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination, if any, at the Company's own sites and at facilities where its waste is or has been disposed. The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws. The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material, however the Company is not currently aware of any environmental or employee health or safety matter which could have a material adverse effect upon the Company's competitive or consolidated financial statements.

TRADE NAMES AND TRADEMARKS

    The Company owns certain trade names and trademarks used in its business, none of which it believes are material.

RESEARCH AND DEVELOPMENT

    Suppliers of equipment and materials used by the Company perform most of the research and development related to the printing industry. Accordingly, the Company has not spent a material amount of resources for such purposes. The Company does, however, dedicate significant resources to improving its operating efficiencies and the services it provides to its customers. In an effort to realize increased efficiencies in its printing processes, the Company has made significant investments in state-of-the-art equipment, including new press and binding technology, computer-to-plate and digital processing technology, and real-time product quality monitoring systems.

EMPLOYEES

    As of December 31, 2000, the Company had approximately 2,466 employees, of which approximately 591 or 24% were represented by unions. All union employees are employed at the Company's Waterloo plant. As of March 1, 2001, approximately 218 of such union employees were covered under a labor contract which expires in June 2001, and approximately 363 of such union employees were covered under a labor contract which expires in April 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's union negotiations during 1999. The Company believes that it has satisfactory employee and labor relations.

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

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

    The indenture restricts, among other things, the Company's and its subsidiaries' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes). The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full the indebtedness and the other indebtedness of the Company, including the Senior Notes. The Company's obligations under the Credit Agreement are secured by a security interest in substantially all the assets of the Company and its subsidiaries, including all of their cash and other tangible and intangible assets, and all real property. In addition, the Company and Perry Judd's pledged as collateral all of their shares of capital stock in each of their subsidiaries.

COMPETITION

    The commercial printing industry in the U.S. is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large international and national printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions. In addition, many of the Company's competitors have substantially greater financial, marketing, distribution, management and other resources than the Company, and as the industry experiences continued consolidation, the Company's competitors may further enhance such resources. The Company also believes that excess capacity in the industry, especially during periods of economic downturn, would result in downward pricing pressure and intensified competition in the printing industry. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so may have a material adverse effect on the Company's financial condition and results of operations. See "Business--Competition".

TECHNOLOGICAL CHANGES

    Technology in the printing industry has evolved and continues to evolve. Since 1996, over $115 million of purchased and leased capital expenditures have been invested for printing facilities and production equipment. As technology continues to evolve and as its customers' needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

    Robert E. Milhous and Paul B. Milhous, the Chairman and Vice Chairman, respectively, of the Company own together beneficially a substantial majority of the outstanding capital stock of the Company. Accordingly, these stockholders have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including without limitation approval of merger transactions involving the Company and sales of all or substantially all of the Company's assets. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

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

ITEM 2.  PROPERTIES

    Each of the Company's printing plants has a primary product expertise which allows it to maximize the efficiency and responsiveness of its operations. Information about the Company's facilities are set forth below:

LOCATION                                            USE                OWNED/LEASED   SQUARE FEET
--------                              -------------------------------  ------------   -----------
CORPORATE HEADQUARTERS
Waterloo, WI........................  Executive Offices and
                                      Corporate Support Functions      Lease             50,200

PREPRODUCTION FACILITIES
Madison, WI.........................  Digital Prepress Production      Lease              7,100

PRINTING PLANTS
Waterloo, WI........................  Long- and medium-run magazines   Lease            298,800
Strasburg, VA.......................  Medium- and short-run magazines  Lease            353,400
Baraboo, WI.........................  Consumer and business catalogs   Lease            614,000
Spencer, IA.........................  Short-run magazines              Own              127,000

WAREHOUSES
Waterloo, WI (3 sites)..............  Paper storage                    Lease            112,800
Mt. Jackson, VA.....................  Customer supplied inserts        Lease             61,700

    In addition, the Company leases several sales offices located throughout the United States. The Company believes that none of its leases are material to its operations and that such leases were entered into on market terms.

ITEM 3.  LEGAL PROCEEDINGS

    On November 24, 1999, Journal Communications, Inc. and Northstar Print Group, Inc. filed suit against the Company in the State of Wisconsin Circuit Court for Jefferson County, Case No. 99CV373, arising out of the Company's redemption of its Series A redeemable preferred stock held by the plaintiffs due to the Company's outstanding indemnity claims involving breaches of warranties and representations made by the plaintiffs on certain assets purchased from the plaintiffs in connection with the acquisition of Perry Printing Corporation in 1995. Redemption features of the Series A redeemable preferred stock provide the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to a maximum redemption value of $5 million. The complaint alleged that the Company wrongfully redeemed the preferred stock, refused to pay dividends on other stock, and refused to pay for certain services allegedly rendered by the plaintiff to the Company. On
August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the two indemnity claims and the employee benefit obligation claim. Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Series B and D redeemable preferred stock including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Series A redeemable preferred stock which was partially reinstated in the amount of 43,940.68 shares. These Series A shares were recorded in the consolidated financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000, plus an adjustment for accretion through June 30, 2000 of $946,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is no established public trading market for the Company's common stock or other equity securities. As of December 31, 2000, there were 14 holders of the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for each of the last five fiscal years. This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. Information related to 1997 and 1996 is derived from financial statements not included herein.

                                                             PERRY JUDD'S HOLDINGS, INC.
                                       ------------------------------------------------------------------------
                                        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2000           1999           1998           1997           1996
                                       ------------   ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Statement of Operations Data:
  Net Sales(1)......................     $342,869       $315,998       $309,367       $161,290       $143,403
  Operating Expenses(1).............      321,408        305,679        295,981        155,376        136,818
  Income from Operations(1).........       21,461         10,319         13,386          5,914          6,585
  Net Income (Loss).................           60         (4,464)        (2,539)        (2,658)        (1,084)

Balance Sheet Data (end of period):
  Working Capital...................     $ 33,737       $ 31,085       $ 73,579       $ 32,890       $  7,306
  Total Assets......................      228,269        234,251        231,320        233,354        104,281
  Long Term Debt....................      122,800        128,818        139,101        143,186         52,539
  Minority Interests(2).............        3,254          9,340          8,267          7,217          7,004
  Stockholders' Equity..............       20,079         19,371         23,835         26,374         15,532

Other Financial Data:
  EBITDA(3).........................     $ 32,215       $ 23,920       $ 26,020       $ 13,866       $ 12,906

Statement of Cash Flows Data:
  Net cash provided by (used in)
    operating activities............     $ 20,869       $  8,355       $ (5,336)      $ (1,288)      $ 11,651
  Net cash (used in) provided by
    investing activities............       (6,453)       (38,583)        46,384        (86,511)        (5,044)
  Net cash (used in) provided by
    financing activities............      (13,424)        (8,284)        (2,383)        89,395         (6,118)

--------------------------

(1) Certain amounts previously reported have been reclassified to conform to the current presentation.

(2) Includes unpaid dividends.

(3) "EBITDA" represents earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options, and gains and losses on dispositions of assets. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company's financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. See the Company's Consolidated Statements of Cash Flows and the related notes thereto included in this Form 10K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations, and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business--Risk Factors" and elsewhere in this Report.

    In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of operations. Effective January 1, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as costs of production and distribution. The Company previously reported shipping costs as a reduction of net sales. Prior year consolidated financial statements have been reclassified to conform to the new requirements.

RESULTS OF OPERATIONS

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED
     DECEMBER 31, 1999

    Net sales increased $26.9 million or 8.5% to $342.9 million for the year ended December 31, 2000 from $316.0 million for the year ended December 31, 1999. The increase resulted primarily from the return of work at the Waterloo Plant which was temporarily displaced during the second quarter of 1999 due to labor negotiations which were unresolved at the time, an additional month of activity related to Heartland which was acquired on February 1, 1999 and an overall increase in volume from new and existing customers.

    Costs of production and distribution increased $16.6 million or 6.4% to $275.9 million for the year ended December 31, 2000 from $259.3 million for the year ended December 31, 1999, principally due to increases in production related to the factors mentioned in the preceding paragraph. Costs of production and distribution as a percentage of net sales were 80.5% for the year ended
December 31, 2000 as compared to 82.1% for the year ended December 31, 1999, principally from improved operating efficiencies and lower net material costs incurred during the 2000 year. Paper costs were 23.5% of net sales for the year ended December 31, 2000 versus 24.1% for the year ended December 31, 1999.

    Selling, general and administrative expenses increased $2.5 million or 7.7% to $34.9 million for the year ended December 31, 2000 compared to $32.4 million for the year ended December 31, 1999 principally as a result of increased sales. Selling, general and administrative expenses decreased as a percent of net sales to 10.2% in the 2000 period compared to 10.3% in the 1999 period.

    Depreciation expense increased $1.6 million or 13.4% to $13.5 million for the year ended December 31, 2000 from $11.9 million for the year ended December 31, 1999 due primarily from the full year effect of purchased assets placed in service from 1999.

    Gains or losses on disposals of business and equipment increased
$4.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 related principally to the gain recognized on the sale of substantially all of the net assets of Judd's Online on October 19, 2000.

    Income from operations increased $11.2 million or 108.7% to $21.5 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999, due to the factors discussed in the preceding paragraphs.

    EBITDA (as defined in Item 6. "Selected Financial Data" above) increased $8.3 million or 34.7% to $32.2 million for the year ended December 31, 2000 from $23.9 million for the year ended December 31, 1999 principally due to the factors discussed in the first two paragraphs of this section. EBITDA increased as a percent of net sales from 7.6% to 9.4%.

    Interest expense decreased $0.5 million to $13.8 million for the year ended December 31, 2000 from $14.3 million for the year ended December 31, 1999 as a result of reduced debt levels during the 2000 period compared to the 1999 period.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED
     DECEMBER 31, 1998

    Net sales increased by $6.6 million or 2.1% to $316.0 million for the year ended December 31, 1999 from $309.4 million for the year ended December 31, 1998. The increase resulted primarily from the acquisition of Heartland on February 1, 1999 whose net sales of $28.3 million are included in the 1999 results, offset by the sale of Port City on September 2, 1998 whose net sales of $26.0 million were included in the prior year's results. The temporary displacement of work by two major customers during the second quarter of 1999 (as described below) was offset by increased volumes at other facilities.

    Costs of production and distribution increased by $6.8 million or 2.7% to $259.3 million for the year ended December 31, 1999 from $252.5 million for the year ended December 31, 1998, principally from the acquisition of Heartland and the sale of Port City. Costs of production and distribution as a percentage of net sales were 82.1% for the year ended December 31, 1999 as compared to 81.6% for the year ended December 31, 1998, principally from the increase in operating lease expenses associated with equipment financing and the sale and leaseback of real estate held by Judd's on August 17, 1998. Paper costs were 24.1% of net sales for the year ended December 31, 1999 versus 25.6% for the year ended December 31, 1998.

    Selling, general and administrative expenses increased by $2.0 million or 6.6% to $32.4 million for the year ended December 31, 1999, compared to $30.4 million for the year ended December 31, 1998. The increase resulted primarily from the attainment of the management incentive compensation plan for the 1999 plan year and the full year effect of staff additions hired during the past two years. Selling, general and administrative expenses increased as a percent of net sales to 10.3% in the 1999 period compared to 9.8% in the 1998 period.

    Depreciation expense increased by $0.8 million or 7.2% to $11.9 million for the year ended December 31, 1999 from $11.1 million for the year ended
December 31, 1998, due primarily from the full year effect of purchased assets placed in service from 1998.

    Income from operations decreased by $3.1 million or 23.1% to $10.3 million for the year ended December 31, 1999 from $13.4 million for the year ended December 31, 1998, due to the factors discussed in the preceding paragraphs.

    EBITDA decreased $2.1 million or 8.1% to $23.9 million for the year ended December 31, 1999 from $26.0 million for the year ended December 31, 1998. EBITDA decreased as a percent of net sales from 8.4% to 7.6% principally as a result of higher rents and operating lease expense.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases. Earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options and gains and losses on dispositions of assets ("EBITDA") was $32.2 million, $23.9 million and $26.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Working capital was $33.7 million, $31.1 million and $73.6 million at December 31, 2000, 1999 and 1998, respectively. The $2.6 million increase in working capital at December 31, 2000 versus December 31, 1999 was primarily attributable to the redemption of preferred stock held by the former owner of Perry Printing (see legal proceedings) and the sale of Judd's Online resulting in net proceeds of $6.3 million. The $42.5 million decrease in working capital at December 31, 1999 versus December 31, 1998 was primarily attributable to the acquisition of Heartland for $24.1 million and purchased capital expenditures of $14.5 million.

    Capital expenditures for purchased assets and asset acquisitions funded under operating leases were as follows for the periods indicated (dollars in millions):

                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
CAPITAL EXPENDITURES                          2000           1999           1998
--------------------                      ------------   ------------   ------------
Purchased...............................      $12.8          $14.5          $ 7.5
Funded under operating leases...........        1.0            8.6           13.1
                                              -----          -----          -----
Total...................................      $13.8          $23.1          $20.6
                                              =====          =====          =====

    These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment. The purchased capital investments have been funded by internally generated funds and by borrowings under the Credit Agreement. Generally, these capital expenditures have increased or will increase the Company's production capacity and are part of the Company's objective to maintain modern, efficient plants and technologically advanced equipment. At December 31, 2000, the Company had commitments to purchase or lease approximately $3.0 million of operating assets.

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

                                                               JANUARY 1, 1998
                                                                   THROUGH
                                                              SEPTEMBER 2, 1998
                                                              -----------------
Net sales...................................................    $26.0 million
Income from operations......................................    $ 2.6 million

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

    On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for approximately $17.5 million in cash, including acquisition costs. In addition, the Company assumed approximately $6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition.

    On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd's Online, to a subsidiary of Susquehanna Media Corporation for approximately $6.3 million, net of closing costs. Net sales and loss from operations for this subsidiary which are included in the consolidated results of operations are as follows:

                                 JANUARY 1, 1998     JANUARY 1, 1999    JANUARY 1, 2000
                                     THROUGH             THROUGH            THROUGH
                                DECEMBER 31, 1998   DECEMBER 31, 1999   OCTOBER 18, 2000
                                -----------------   -----------------   ----------------
Net sales.....................    $  1.0 million      $  3.4 million     $  4.4 million
Loss from operations..........    $(0.4) million      $(0.1) million     $(0.4) million

    Rents and operating lease expense were approximately $17.8 million, $16.5 million and $13.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000, the Company has approximately $6.3 million of net operating loss carryforwards for state income tax purposes. The Company has alternative minimum tax carryover credits of approximately $3.0 million as of December 31, 2000, which do not expire and may be applied against regular tax in the future, in the event regular tax expense exceeds alternative minimum tax.

    The Company plans to fund the majority of its major new capital expenditures through operating leases for the foreseeable future. The Company believes that cash generated from operations and available borrowings under the Amended and Restated Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future. The Revolving Credit Facility has an aggregate commitment of $45.0 million, all of which was available for future working capital and other general corporate purposes as of December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit and term loan facilities, pursuant to which borrowings bear interest at a variable rate. Based on our debt outstanding under the revolving credit and term loan facilities as of December 31, 2000, an increase of 1.0% in interest rates would increase interest expense and decrease income before income taxes by approximately $138,000. See Notes 2 and 4 of the Notes to Consolidated Financial Statements.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its subsidiaries as of March 1, 2001. All of the persons listed below are U.S. citizens.

DIRECTORS AND SENIOR EXECUTIVE OFFICERS

NAME                               AGE                                POSITION
----                             --------   ------------------------------------------------------------
Robert E. Milhous..............     64      Chairman of the Board of Directors
Paul B. Milhous................     62      Vice-Chairman of the Board of Directors
Craig A. Hutchison.............     48      Director, President and Chief Executive Officer
Thomas V. Bressan..............     52      Director and Secretary
David E. Glick.................     54      Director and Executive Vice President, Operations
Verne F. Schmidt...............     60      Director, Senior Vice President and Chief Financial Officer
Beth A. Lindsay................     46      Senior Vice President, Human Resources

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

NAME                               AGE                                POSITION
----                             --------   ------------------------------------------------------------
Howard D. Sullivan.............     64      Senior Vice President, Publication Sales
Timothy M. Smith...............     43      Vice President, Publications Sales
Stephen M. Sanfelippo..........     43      Vice President, Commercial and Catalog Sales
Bradley J. Hoffman.............     39      Vice President, Corporate Controller
Walter A. Edwards..............     50      Vice President, Division Manager--Baraboo Plant
Larry C. Cole..................     57      Vice President, Division Manager--Waterloo Plant
Allen C. Briggs................     52      Vice President, Division Manager--Strasburg Plant
Daniel L. Leever...............     52      Vice President, Division Manager--Heartland Plant

    ROBERT E. MILHOUS has been Chairman of the Board of both the Company and Perry Judd's since December 1994. Mr. Milhous was Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993. Mr. Milhous is also the Chairman of the Board of Directors of Novamil Corporation ("Novamil"), which manages various companies owned by affiliates controlled by himself and Paul B. Milhous. Robert E. Milhous is the brother of Paul B. Milhous.

    PAUL B. MILHOUS has been Vice Chairman of the Board of both the Company and Perry Judd's since December 1994. Mr. Milhous was Vice Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993. Mr. Milhous is also the Vice-Chairman of the Board of Directors of Novamil, which manages various companies owned by affiliates controlled by himself and Robert E. Milhous. Paul B. Milhous is the brother of Robert E. Milhous.

    CRAIG A. HUTCHISON has been the President of Perry Judd's since April 1995. Prior to that Mr. Hutchison was President of Perry Printing Corporation ("Perry Printing"), the predecessor of Perry Judd's, since 1989. Mr. Hutchison has served on the Boards of Directors of the Company and Perry Judd's since
April 1995.

    THOMAS V. BRESSAN has been Managing Director of Mergers and Acquisitions for Novamil since 1987. Mr. Bressan has served on the Boards of Directors of the Company and Perry Judd's since April 1995.

    DAVID E. GLICK joined Perry Judd's as Executive Vice President of Operations in February 1998 and has been a member of the Board of Directors of the Company since that time. From 1993 to January 1998, Mr. Glick served in various capacities at Treasure Chest Advertising, a subsidiary of Big Flower Press Holdings, Inc., including Senior Vice President of Operations, Senior Vice President and General Manager of Operations and Sales and Senior Vice President of Operations and Technology.

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

    ALLEN C. BRIGGS has been Vice President, Division Manager of the Strasburg Plant since May 1998. From February 1994 until May 1998, he was employed at Treasure Chest Advertising as Vice President, Division Manager. From
January 1993 until February 1994, he held various positions at Ringier America, including Vice President, Division Manager. From October 1988 to January 1993, Mr. Briggs was employed as Vice President of Manufacturing at Shenandoah Valley.

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

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2000, 1999 and 1998 by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                             COMPENSATION(2)
                                                                             ---------------
                                              ANNUAL COMPENSATION(1)           SECURITIES
                                        ----------------------------------     UNDERLYING
                                                              OTHER ANNUAL       OPTIONS          ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION    (# OF SHARES)    COMPENSATION(1)
---------------------------  --------   --------   --------   ------------   ---------------   ---------------
Craig A. Hutchison,            2000     $316,486   $126,594           --               --                --
  PRESIDENT AND CEO            1999     $307,275   $122,910           --               --                --
                               1998     $299,027         --           --               --                --

David E. Glick,                2000     $285,214   $ 99,825           --               --                --
  EXECUTIVE VICE PRESIDENT,    1999     $277,070   $ 96,975           --               --          $265,343(3)
  OPERATIONS                   1998     $235,740   $150,000           --               --          $ 77,122(3)

Howard D. Sullivan,            2000     $259,500   $ 68,302      $12,300(4)            --          $ 75,000(5)
  SENIOR VICE PRESIDENT,       1999     $242,573   $ 74,779      $   339(4)            --                --
  PUBLICATION SALES            1998     $231,988         --      $ 5,890(4)            --          $ 20,784(6)

Verne F. Schmidt,              2000     $246,462   $ 86,262           --               --          $  1,008(3)
  SENIOR VICE PRESIDENT AND    1999     $233,362   $ 82,062           --               --          $ 12,595(3)
  CHIEF FINANCIAL OFFICER      1998     $211,077         --           --               --          $ 18,640(3)

Beth A. Lindsay,               2000     $182,846   $ 63,996           --               --                --
  SENIOR VICE PRESIDENT,       1999     $177,846   $ 58,511           --               --                --
  HUMAN RESOURCES              1998     $172,154         --           --               --                --

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

(2) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 2000.

(3) Consists of relocation expenses paid by the Company.

(4) Consists of auto lease payments paid by the Company.

(5) Consists of amounts accrued under a severance agreement.

(6) Consists of deferred compensation paid under a non-qualified plan.

OPTION GRANTS

    No stock options were granted to the Named Executive Officers during 2000.

YEAR-END OPTION TABLE

    The following table sets forth certain information concerning options exercised during 2000 by each of the Named Executive Officers as of December 31, 2000. All stock options held by Named Executive Officers were exercised in 2000.

                      AGGREGATED OPTION EXERCISES IN 2000
                        AND 2000 YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT YEAR-END(#)            AT YEAR-END ($)
                          SHARES ACQUIRED                       ---------------------------   ---------------------------
NAME                        ON EXERCISE     VALUE REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      ---------------   -----------------   -----------   -------------   -----------   -------------
Craig A. Hutchison,            8,750             $218,663               --             --            --             --
  PRESIDENT AND CEO

David E. Glick,               10,075             $251,774               --             --            --             --
  EXECUTIVE VICE
  PRESIDENT,
  OPERATIONS

Howard D. Sullivan,               --                   --               --             --            --             --
  SENIOR VICE PRESIDENT,
  PUBLICATION SALES

Verne F. Schmidt,              3,500             $ 87,465               --             --            --             --
  SENIOR VICE PRESIDENT
  AND CHIEF FINANCIAL
  OFFICER

Beth A. Lindsay,               3,500             $ 87,465               --             --            --             --
  SENIOR VICE PRESIDENT,
  HUMAN RESOURCES

------------------------

(1) There was no public trading market for the common stock as of December 31, 2000. Accordingly, these values have been calculated on the basis of the estimated fair value of the Company's Common Stock (regardless of any restrictions thereon) as determined by the Company's Board of Directors, less the applicable exercise price.

EMPLOYMENT AGREEMENT

    On April 28, 1995, Craig Hutchison entered into a three-year employment agreement with Perry Judd's (the "Employment Agreement") to serve as President and Chief Executive Officer of Perry Judd's. The employment agreement was extended for three one-year periods commencing April, 1998 and unless terminated by written notice of either party, the Employment Agreement renews automatically for up to two additional one-year periods. The Employment Agreement provides for a base salary of $235,000, subject to adjustment upward at the discretion of the Board of Directors. Mr. Hutchison's current annual base salary is $318,000. Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other life, welfare and health plans and benefit programs made available by the Company to the senior executive officers of the Company. The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, the expiration of the fifth term extension, or for termination other than for cause, death or permanent disability. The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter. However, if such effective date shall be subsequent to the expiration of a fourth term extension it shall be assumed that Mr. Hutchison would have been entitled to salary at the rate in effect on the effective date of termination during such one year period after such date notwithstanding the expiration of the fifth term extension.

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

    The Company entered into three severance arrangements with three of its executive officers, Verne F. Schmidt, David E. Glick and Howard D. Sullivan in December, 1996, January, 1998, and March, 2000, respectively, under which each officer is entitled to certain benefits in the event of a change in control of the Company.

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

    Under the severance arrangement with Howard D. Sullivan, Mr. Sullivan is entitled to a payment of $200,000 if i) there is a change of control or ii) if Mr. Sullivan remains active and effective in his current capacity as Senior Vice President of Publication Sales through March 31, 2002. If Mr. Sullivan leaves the employ of the Company before March 31, 2002 for any reason other than a good cause termination, Mr. Sullivan will be entitled to a pro rata payment through the last day of his employment.

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

    At December 31, 2000, 40,945 shares of common stock held by management are subject to put and call arrangements similar to the shares purchased under the Stock Option Plan (see below) at the employee's termination, retirement after attaining age 62, permanent disability or death.

MANAGEMENT INCENTIVE COMPENSATION PLAN

    The Company's management employees, including the Named Executive Officers, are eligible to participate in the Company's Management Incentive Compensation Program (the "Management Incentive Program"). Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company's achievement of financial performance targets that are based on the Company's annual budget as approved by the Board of Directors. During 2000, the Company achieved certain financial performance targets and bonus payments of approximately $1.3 million have been accrued under the Management Incentive Program to be paid in 2001.

1995 STOCK OPTION PLAN

    On May 6, 1995, the Board of Directors of PPC Holdings adopted and the stockholders approved the 1995 Stock Option Plan (the "Stock Option Plan"), which provides for the grant of non-statutory stock options ("Options") for the purchase of common stock of the Company to officers and employees of the Company. The Stock Option Plan was subsequently amended by the Board of Directors in 1995 and 2000. The maximum number of shares of common stock issuable under the Stock Option Plan is 41,307. The Stock Option Plan is currently administered by the Board of Directors of the Company, but can be delegated to an authorized committee thereof.

    Options granted under the Stock Option Plan are "hybrid" performance options. Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the $0.01 original exercise price until vested. Options vest as follows: 10% on December 31 of each of the first five calendar years of service commencing with December 31 of the calendar year of the option grant; 15% on December 31 of the next two calendar years; and the remaining 20% on December 31 of the eighth calendar year from the issuance date. Accelerated vesting of Options can occur during the first five calendar years after issuance upon the Company's attainment of performance milestones, determined annually by the Board of Directors. For each year in which performance milestones are attained, 10% of the shares under the Options shall vest on an accelerated basis, with the installments that would vest latest under the Options being accelerated first. Outstanding Options also accelerate upon the occurrence of a change of control of the Company. During 2000 and 1999, the Company achieved certain financial performance targets accelerating the vesting of 10% each year of certain shares under the Options. The exercise price of Options under the Stock Option Plan is set at $0.01 per share, and each Option has an 18-year term. During 2000, all outstanding options were exercised.

    In addition to the right to repurchase unvested option shares described above, under the Stock Option Plan, vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies. The put and call options are at fair value. Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company, at fair value. In addition, the Company has a right to call and the option shareholder has a right to put any vested option shares issued or issuable under outstanding Options at the end of their 18-year term at fair value. The Stock Option Plan also provides that the Company has a right of first refusal on any proposed disposition of shares acquired under an Option by sale, transfer or in connection with a marital dissolution, which right shall lapse upon the initial public offering of the Company's common stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 1, 2001 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group. Except as otherwise listed below, the address of each person listed is c/o Perry Judd's Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

                                                              SHARES BENEFICIALLY
                                                                   OWNED AT
                                                                 MARCH 1, 2001
                                                              -------------------
NAME                                                           NUMBER    PERCENT
----                                                          --------   --------
Ropamil Limited Partnership(1) .............................  784,735      87.1
  791 Park of Commerce Drive
  Boca Raton, Florida 33487
Craig A. Hutchison..........................................   26,870       3.0
David E. Glick..............................................   20,150       2.2
Thomas V. Bressan...........................................    7,000         *
Verne F. Schmidt............................................    5,650         *
Beth A. Lindsay.............................................    5,650         *
All directors and executive officers as a group (13           873,987      97.0
  persons)..................................................

--------------------------

*   Less than 1%

(1) Robert E. Milhous, a director, and the Chairman of the Board of Directors of the Company and Paul B. Milhous, a director and the Vice-Chairman of the Board of Directors of the Company and certain affiliated entities beneficially own the partnership interests in this partnership.

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

    Pursuant to a consulting agreement dated April 28, 1995 (the "Consulting Agreement"), Robert E. Milhous and Paul B. Milhous provided consulting services to Perry Judd's as principals of New House Capital Management Corp., a Delaware corporation, for which Perry Judd's pays an annual consulting fee of $450,000 (subject to annual increases not to exceed 10%), payable in equal monthly installments. The Consulting Agreement has an initial term of five years, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period. On December 16, 1997, the Consulting Agreement was assigned by Perry Judd's to the Company.

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

    Beginning in May 1995, Perry Judd's purchased a substantial portion of its total ink requirements from Marpax, Inc. ("Marpax"). The Company also purchased ink from other vendors on terms and at prices substantially the same as those provided by Marpax. Until July 1999, a company owned by Robert E. Milhous and Paul B. Milhous acted as a procurement agent for Marpax in procuring the raw materials used by Marpax in the manufacture of its ink. In October 1999, the assets and business of Marpax were purchased by Flint Ink.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are included in this report at the page numbers indicated.

FINANCIAL STATEMENTS:                                          PAGE NO.
---------------------                                         -----------
Independent Auditor's Report................................          F-2

Consolidated Balance Sheets as of December 31, 2000 and
1999........................................................          F-3

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998............................          F-4

Consolidated Statements of Minority Interests, Preferred
Stock and Stockholders' Equity for the years ended December
31, 2000, 1999 and 1998.....................................          F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998............................   F-6 to F-7

Notes to Consolidated Financial Statements..................  F-8 to F-19

SCHEDULES:
------------------------------------------------------------
Schedule II--Valuation and Qualifying Accounts..............         F-20

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

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
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

3.2                     Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

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

10.4(a)                 Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.

10.4(b)                 Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.

10.4(c)*                Severance Agreement Letter from the Company to Howard D.
                          Sullivan dated March 24, 2000.

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

21.0 *                  Subsidiary Listing

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
             /s/ CRAIG A. HUTCHISON
     --------------------------------------       President, Chief Executive Officer,  March 30, 2001
               Craig A. Hutchison                   and Director

               /s/ DAVID E. GLICK
     --------------------------------------       Executive Vice President,            March 30, 2001
                 David E. Glick                     Operations, and Director

              /s/ VERNE F. SCHMIDT
     --------------------------------------       Senior Vice President, Chief         March 30, 2001
                Verne F. Schmidt                    Financial Officer, and Director

             /s/ THOMAS V. BRESSAN
     --------------------------------------       Director and Secretary               March 30, 2001
               Thomas V. Bressan

             /s/ ROBERT E. MILHOUS
     --------------------------------------       Director                             March 30, 2001
               Robert E. Milhous

              /s/ PAUL B. MILHOUS
     --------------------------------------       Director                             March 30, 2001
                Paul B. Milhous

                          PERRY JUDD'S HOLDINGS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:                                         PAGE NUMBERS
---------------------                                         ------------
  Independent Auditors' Report..............................          F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................          F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................          F-4

  Consolidated Statements of Minority Interests, Preferred
    Stock and Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998........................          F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................   F-6 to F-7

  Notes to Consolidated Financial Statements................  F-8 to F-19

SCHEDULES:
----------
For the years ended December 31, 2000, 1999 and 1998:

II Valuation and Qualifying Accounts........................         F-20

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Perry Judd's Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Perry Judd's Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, minority interests, preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Judd's Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 16, 2001

                          PERRY JUDD'S HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,924   $  3,932
  Accounts receivable.......................................    63,123     66,774
  Inventories...............................................    19,374     18,806
  Prepaid expenses..........................................     1,645      1,867
  Deferred income taxes.....................................     1,145        823
                                                              --------   --------
    Total current assets....................................    90,211     92,202
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT:
  Machinery and equipment...................................   114,854    111,253
  Office furniture, equipment and vehicles..................     9,933     10,136
  Buildings and improvements................................     3,165      2,743
  Leasehold improvements....................................     4,127        720
  Land and land improvements................................       607        607
  Projects in progress......................................     8,509      4,973
                                                              --------   --------
                                                               141,195    130,432
  Less accumulated depreciation and amortization............    39,667     27,562
                                                              --------   --------
    Property, plant and equipment, net......................   101,528    102,870
                                                              --------   --------
INTANGIBLE ASSETS:
  Goodwill, net.............................................    30,380     31,321
  Deferred financing costs, net.............................     4,881      6,089
  Other intangible assets, net..............................     1,269      1,769
                                                              --------   --------
    Intangible assets, net..................................    36,530     39,179
                                                              --------   --------
      TOTAL.................................................  $228,269   $234,251
                                                              ========   ========

            LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 22,755   $ 27,463
  Accrued expenses..........................................    26,941     17,356
  Accrued interest and dividends............................       649      2,767
  Income taxes payable......................................       111        188
  Current portion of long-term debt.........................     6,018      6,083
  Redeemable preferred stock (aggregate liquidation value of
    $7,260).................................................        --      7,260
                                                              --------   --------
    Total current liabilities...............................    56,474     61,117
                                                              --------   --------
LONG-TERM DEBT (less current portion).......................   122,800    128,818
                                                              --------   --------
DEFERRED INCOME TAXES.......................................    15,816     14,820
                                                              --------   --------
OTHER NONCURRENT OBLIGATIONS................................     9,846     10,125
                                                              --------   --------
MINORITY INTERESTS, Series A redeemable preferred stock,
  43,941 shares outstanding with a stated redemption value
  of $100 per share, aggregate liquidation value of
  $4,394....................................................     3,254         --
                                                              --------   --------
STOCKHOLDERS' EQUITY:
  Preferred stock (Series A)-par value $0.001 per share,
    775,000 shares authorized, 148,731 and 128,366 shares
    issued and outstanding, respectively....................    14,873     12,837
  Common stock-par value $0.001 per share, 1,000,000 shares
    authorized, 901,317 and 860,010 shares issued and
    outstanding, respectively...............................         1          1
  Additional paid-in capital................................    22,148     21,500
  Accumulated deficit.......................................   (16,943)   (14,967)
                                                              --------   --------
    Total stockholders' equity..............................    20,079     19,371
                                                              --------   --------
      TOTAL.................................................  $228,269   $234,251
                                                              ========   ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NET SALES...................................................  $342,869   $315,998   $309,367
                                                              --------   --------   --------
OPERATING EXPENSES:
  Costs of production and distribution......................   275,931    259,312    252,474
  Selling, general and administrative.......................    34,945     32,385     30,438
  Depreciation..............................................    13,511     11,863     11,138
  Amortization of intangibles...............................     1,441      1,983      1,931
  (Gain) loss on disposals of business and equipment........    (4,420)       136         --
                                                              --------   --------   --------
                                                               321,408    305,679    295,981
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................    21,461     10,319     13,386
                                                              --------   --------   --------
OTHER (INCOME) EXPENSES:
  Interest expense..........................................    13,831     14,293     14,813
  Interest income...........................................      (621)      (980)    (1,390)
  Amortization of deferred financing costs..................     1,200      1,241      1,172
  Other financial expenses..................................       426        381        436
                                                              --------   --------   --------
                                                                14,836     14,935     15,031
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................     6,625     (4,616)    (1,645)

PROVISION (BENEFIT) FOR INCOME TAXES........................     3,320     (1,226)      (155)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE
  PREFERRED STOCK...........................................     3,305     (3,390)    (1,490)
DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK.......     3,245      1,074      1,049
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $     60   $ (4,464)  $ (2,539)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                  COMMON STOCK
                                                                                 AND ADDITIONAL
                                   MINORITY INTERESTS      PREFERRED STOCK       PAID-IN CAPITAL
                                   -------------------   -------------------   -------------------
                                              CARRYING              CARRYING              CARRYING   ACCUMULATED
                                    SHARES     VALUE      SHARES     VALUE      SHARES     VALUE       DEFICIT
                                   --------   --------   --------   --------   --------   --------   -----------
December 31, 1997................   69,348    $ 6,935     95,620    $ 9,562    860,010    $21,501      $ (4,689)
  Net loss.......................       --         --         --         --         --         --        (2,539)
  Stock dividends................    1,625        162     15,170      1,517         --         --        (1,517)
                                   -------    -------    -------    -------    -------    -------      --------
December 31, 1998................   70,973      7,097    110,790     11,079    860,010     21,501        (8,745)
  Net loss.......................       --         --         --         --         --         --        (4,464)
  Stock dividends................    1,625        163     17,576      1,758         --         --        (1,758)
                                   -------    -------    -------    -------    -------    -------      --------
December 31, 1999................   72,598      7,260    128,366     12,837    860,010     21,501       (14,967)
  Net income.....................       --         --         --         --         --         --            60
  Stock dividends................      813         81     20,365      2,036         --         --        (2,036)
  Redemption of Series B and D
    redeemable preferred stock...  (73,411)    (7,341)        --         --         --         --            --
  Reinstatement of Series A
    redeemable preferred stock...   43,941      3,143         --         --         --         --            --
  Accretion on Series A
    redeemable preferred stock...       --        111         --         --         --         --            --
  Stock options exercised
    at $0.01 per share...........       --         --         --         --     41,307         --            --
  Provision for noncash
    compensation related to
    common stock options.........       --         --         --         --         --        648            --
                                   -------    -------    -------    -------    -------    -------      --------
December 31, 2000................   43,941    $ 3,254    148,731    $14,873    901,317    $22,149      $(16,943)
                                   =======    =======    =======    =======    =======    =======      ========

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $     60   $ (4,464)  $ (2,539)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    14,952     13,846     13,069
  Amortization of deferred financing costs..................     1,200      1,241      1,172
  Reinstatement and accretion on redeemable preferred
    stock...................................................     3,254         --         --
  Compensation related to common stock options..............       648         --         --
  Deferred income taxes.....................................     1,531     (1,226)      (155)
  (Gain) loss on disposals of business and equipment........    (4,420)       136         --
  Changes in assets and liabilities excluding effect of
    businesses acquired or disposed:
    Receivables.............................................     2,062     (9,383)   (15,213)
    Inventories.............................................      (568)    (3,127)     1,838
    Prepaid expenses........................................       158       (177)      (115)
    Accounts payable........................................    (4,696)     8,789        458
    Accrued expenses........................................     9,826      1,196      1,244
    Accrued interest and dividends..........................    (3,020)     1,010      1,084
    Income taxes, net.......................................       (77)      (800)    (6,642)
    Intangible assets.......................................        --         --       (215)
    Other liabilities.......................................       (41)     1,314        678
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities...    20,869      8,355     (5,336)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...........        --    (24,118)       649
  Proceeds from sale of businesses..........................     6,268         --     29,374
  Expenditures for property, plant and equipment............   (13,788)   (23,117)   (20,626)
  Capital projects converted to operating leases............     1,038      8,649     13,145
  Proceeds from sale of property, plant and equipment.......        29          3     23,842
                                                              --------   --------   --------
      Net cash (used in) provided by investing activities...    (6,453)   (38,583)    46,384
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of Series B and D redeemable preferred stock...    (7,341)        --         --
  Financing costs incurred..................................        --         --       (298)
  Repayment of term debt....................................    (6,083)    (8,284)    (2,085)
                                                              --------   --------   --------
      Net cash used in financing activities.................   (13,424)    (8,284)    (2,383)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       992    (38,512)    38,665
BALANCE AT BEGINNING OF YEAR................................     3,932     42,444      3,779
                                                              --------   --------   --------
BALANCE AT END OF YEAR......................................  $  4,924   $  3,932   $ 42,444
                                                              ========   ========   ========

                          PERRY JUDD'S HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the year (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Interest....................................................  $13,869    $14,642    $15,487
                                                              =======    =======    =======
Income taxes................................................  $ 1,830    $   768    $ 6,280
                                                              =======    =======    =======

NON-CASH TRANSACTIONS:

    Stock dividends issued to minority interests approximated $81,000, $163,000 and $162,000 based on their estimated value at the time of issuance for the years ended December 31, 2000, 1999 and 1998, respectively. Such amounts were paid effective June 30, 2000.

    On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest. Stock dividends issued on this stock approximated $2,036,000, $1,758,000 and $1,517,000 for the years ended December 31, 2000,
1999 and 1998, respectively. See Note 9.

                See notes to consolidated financial statements.

                          PERRY JUDD'S HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

    Principles of Consolidation--The consolidated financial statements include the accounts of Perry Judd's Holdings, Inc., its wholly-owned subsidiary, Perry Judd's Incorporated (Perry Judd's) and Judd's Online, Inc. (Judd's Online), a wholly-owned subsidiary of Perry Judd's (collectively hereafter referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

    Effective April 28, 1995, the Company acquired certain net assets of Perry Printing Corporation ("Perry Printing"). Prior to April 28, 1995, the Company had no operating activities. On December 16, 1997, the Company acquired all of the outstanding capital stock of Judd's Incorporated (Judd's). Judd's was subsequently merged into Perry Judd's.

    Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Heartland Press, Inc. ("Heartland") for approximately
$17.5 million, including acquisition costs. Heartland was subsequently merged with and into Perry Judd's. In addition, the Company assumed approximately
$6.6 million of Heartland's indebtedness, all of which was paid in full upon consummation of the acquisition. The acquisition was accounted for under the purchase method of accounting and accordingly the results of operations are included in the accompanying financial statements since the acquisition date. The final allocation of the purchase price was based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

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
                                                              ========

ASSET DISPOSITIONS

a) On July 6, 1998, Perry Judd's sold a corporate office building located in Washington, D.C. The aggregate net cash consideration received by Perry Judd's in the transaction totaled approximately $2,550,000.

b) On August 17, 1998, Perry Judd's consummated an Agreement of Purchase and Sale relating to the sale and leaseback by Perry Judd's of three parcels of real property and industrial buildings located in Pikesville, Maryland, Strasburg, Virginia and Mt. Jackson, Virginia. As part of these sale and leaseback transactions the Company and Perry Judd's entered into long-term leases as lessees, with the buyer as lessor, for the properties. The Company and Perry Judd's then subleased the Pikesville, Maryland property to Port City Press, Inc. ("Port City"), a then wholly-owned subsidiary, under substantially the same economic terms as those contained in the lease.

    Perry Judd's received net cash consideration from the buyer for the properties of approximately $20,938,000. The terms of the leases include a twenty-year term with an initial annual lease payment of $2,258,667 and 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years.

                          PERRY JUDD'S HOLDINGS, INC.

1. GENERAL INFORMATION (CONTINUED)
    The initial annual rents by location are as follows:

Pikesville, Maryland........................................  $  977,412
Strasburg, Virginia.........................................   1,029,676
Mt. Jackson, Virginia.......................................     251,579
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

d) On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd's Online, to a subsidiary of Susquehanna Media Corporation for approximately $6.3 million, net of closing costs. The after-tax gain resulting from this sale approximated $2.6 million (approximately $4.2 million on a pre-tax basis). Net sales of Judd's Online were approximately $4.4 million for the period of January 1, 2000 through October 18, 2000, and $3.4 million and $1.0 million for the years ended December 31, 1999 and 1998, respectively. The business incurred a loss from operations of $0.4 million for the period of January 1, 2000 through October 18, 2000, and $0.1 million and $0.4 million for the years ended December 31, 1999 and 1998, respectively. Concurrent with the sale of Judd's Online, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the Company for acquisition services related to the transaction.

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

    CREDIT RISK CONSIDERATIONS--The Company has one customer which consists of six publication titles comprising approximately 15%, 16% and 15% of total net sales volume for the years ended December 31, 2000, 1999 and 1998, respectively. The various titles for this customer are under contracts expiring between December 31, 2002 and December 31, 2003.

    The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry trends and other relevant factors. The allowance for doubtful accounts was $1,239,000 and $1,020,000 at December 31, 2000 and 1999, respectively.

    INVENTORY VALUATION--Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Raw materials.............................................  $ 9,544    $ 9,216
Work in process...........................................    6,238      6,535
Production supplies.......................................      965        752
Repair and maintenance parts..............................    2,627      2,303
                                                            -------    -------
                                                            $19,374    $18,806
                                                            =======    =======

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Assets are depreciated on the straight-line basis over estimated useful lives which range from three to forty years.

                                                           ESTIMATED USEFUL LIFE
                                                                      (IN YEARS)
                                                           ---------------------
Machinery and equipment ................................................... 3-15
Buildings and improvements ................................................ 7-40
Office furniture, equipment and vehicles .................................. 3-10
Land improvements ........................................................ 25-40
Leasehold improvements .............................. Lesser of estimated useful life or remaining lease term

    INTANGIBLE ASSETS--Cost in excess of net assets of business acquired ("goodwill") is amortized and charged against operations on a straight-line method over 35 years. Accumulated amortization on these costs was $2,577,000 and $1,635,000 at December 31, 2000 and 1999, respectively. Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $5,082,000 and $3,874,000 at December 31, 2000 and 1999, respectively. Other intangible assets identified in connection with certain acquisitions are being amortized over the estimated useful lives of the assets which range from five to fifteen years. Accumulated amortization on these costs was $2,919,000 and $2,421,000 at December 31, 2000 and 1999, respectively.

                          PERRY JUDD'S HOLDINGS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS--The Company periodically evaluates the carrying value of property, plant and equipment and intangible assets in accordance with statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-Lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company believes that the carrying amount of its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and borrowings under its term loan facility approximate fair value due to the short maturity of these instruments. The estimated fair value of the Company's publicly traded debt (senior subordinated notes), based on quoted market prices, was approximately $96,600,000 and $100,625,000 as of December 31, 2000 and 1999, respectively.

    NEW ACCOUNTING STANDARDS--In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of operations. Effective January 1, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as costs of production and distribution. The Company previously reported shipping costs as a reduction of net sales. Prior year consolidated financial statements have been reclassified to conform to the new requirements.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In
June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 effective January 1, 2001. The Company has concluded that the adoption of SFAS 133 and SFAS 138 will not have a material impact on the Company's consolidated financial statements as the Company has not used derivative financial instruments and has not been involved in hedging activities.

    RECLASSIFICATIONS--Certain amounts previously reported have been reclassified to conform to the current presentation.

                          PERRY JUDD'S HOLDINGS, INC.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Employee related expenses.................................  $ 9,309    $ 8,484
Accrued paper costs.......................................    5,371      1,789
Taxes other than income...................................    1,340      1,127
Other accrued expenses....................................   10,921      5,956
                                                            -------    -------
                                                            $26,941    $17,356
                                                            =======    =======

4. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revolving credit facility...............................  $     --   $     --
Term loan facility......................................    13,800     19,800
Capital lease obligations...............................        18        101
Senior subordinated notes...............................   115,000    115,000
                                                          --------   --------
Total debt..............................................   128,818    134,901
Less current portion....................................    (6,018)    (6,083)
                                                          --------   --------
Long-term debt..........................................  $122,800   $128,818
                                                          ========   ========

    On April 28, 1995, the Company entered into a five year Credit Agreement with a commercial bank consortium that provides a revolving credit and term loan facility. These loans are collateralized by substantially all assets of the Company. Concurrent with the acquisition of Judd's, the Company entered into an Amended and Restated Credit Agreement extending the maturity to December 15, 2002. The Credit Agreement requires the Company to maintain and meet certain minimum operating ratios and limits expenditures for property and equipment, investments, other indebtedness, commitments, guarantees and contingent liabilities. Additionally, the Credit Agreement restricts the payments of dividends on the Company's common stock. At December 31, 2000, the Company was in compliance with these requirements.

    REVOLVING CREDIT FACILITY--The Company has the ability to borrow, subject to certain terms and conditions, up to $45.0 million until December 15, 2002, at which time any outstanding borrowings become due and payable unless otherwise extended based upon mutual agreement of the Company and lenders. Borrowings against the line are either at a Eurodollar rate plus 2.25% (9.00% at December 31, 2000) fixed for periods up to 180 days, or at the prime rate plus 0.75% (10.25% at December 31, 2000). The weighted average interest rate on the outstanding borrowings approximated 10.12% and 8.82% for the years ended December 31, 2000 and 1999, respectively.

    TERM LOAN FACILITY--The term loan facility is due in installment amounts at the last day of each month until December 15, 2002, at which time any outstanding borrowings become due and payable. Repayments may not be reborrowed. Borrowings are either at a Eurodollar rate plus 2.50% (9.25% at December 31, 2000) fixed for periods of up to 180 days, or at the prime rate plus 1.00% (10.50% at December 31, 2000). The weighted average interest rate on the outstanding borrowings approximated 8.93% and 7.72% for the years ended
December 31, 2000 and 1999, respectively.

                          PERRY JUDD'S HOLDINGS, INC.

4. LONG-TERM DEBT (CONTINUED)
    SENIOR SUBORDINATED NOTES--The Company issued $115,000,000 aggregate principal amount of its 10 5/8% senior subordinated notes due December 15, 2007 in connection with its acquisition of Judd's. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002 at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company's ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances.

    Future minimum principal payments required under the terms of the agreements are as follows as of December 31, 2000 (in thousands):

YEAR ENDING
-----------
2001........................................................  $  6,018
2002........................................................     7,800
2003........................................................        --
2004........................................................        --
2005........................................................        --
Thereafter..................................................   115,000
                                                              --------
  Total.....................................................  $128,818
                                                              ========

5. MINORITY INTERESTS

   In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the Company (Perry Judd's) issued the following redeemable preferred stock:

    SERIES A REDEEMABLE PREFERRED STOCK--At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflected an original issue discount of $2.5 million which was the difference between the fair value at the time of issuance and the April 28, 2005 redemption value. The difference was accreted by charging operations until redemption. Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to redemption value times 90% of the prime interest rate. The
Series A redeemable preferred stock has a liquidation preference above any other preferred or common stock. The preference in liquidation is $100 per share. At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding. During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was recorded. During the third quarter ended September 30, 2000, the Company reached a settlement with the former owner of Perry Printing resulting in a partial reinstatement of Series A redeemable preferred stock. Pursuant to the settlement agreement dated August 31, 2000, effective June 30, 2000, 43,940.68 shares of Series A redeemable preferred stock were reinstated at an accreted value of $3,143,000 and $1,452,000 of accumulated dividends were paid. Additional dividends of approximately $189,000 were paid during the year ended December 31, 2000. (See Note 11)

                          PERRY JUDD'S HOLDINGS, INC.

5. MINORITY INTERESTS (CONTINUED)
    SERIES B REDEEMABLE PREFERRED STOCK--Effective June 30, 2000, the outstanding shares of Series B redeemable preferred stock were redeemed on September 6, 2000. Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends of 12.5% of redemption value and stock dividends of 2.5% of redemption value (issued in Series D redeemable preferred shares). At June 30, 2000 and December 31, 1999, 65,000 shares were authorized, issued and outstanding and were mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $2.2 million, $1.8 million and $1.0 million at June 30, 2000, December 31, 1999 and December 31, 1998, respectively. (See
Note 11)

    SERIES D REDEEMABLE PREFERRED STOCK--Effective June 30, 2000, the outstanding shares of Series D redeemable preferred stock were redeemed on September 6, 2000. Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends equivalent to 15% of carrying value. At June 30, 2000, December 31, 1999 and December 31, 1998, 100,000 shares were authorized with 8,411, 7,598 and 5,973 shares issued and outstanding, respectively. Series D preferred shares were mandatorily redeemable on November 1, 2000. Accrued and unpaid dividends were approximately $0.3 million, at June 30, 2000 and December 31, 1999, respectively, and $0.2 million at December 31, 1998. (See
Note 11)

6. STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN

    PREFERRED STOCK (SERIES A)--Holders of the non-voting preferred stock are entitled to a 15% stock dividend, payable in preferred shares on a quarterly basis. A California corporation owned beneficially by the Company's majority common stockholders owns the preferred stock. The preferred stock has a liquidation preference above the common stock and the Company is required to redeem the preferred stock for $100 per share in the event of a sale or exchange of all the common stock of the Company.

    COMMON STOCK--In 1995, stockholders of the Company approved the adoption of a stock option plan (the "Stock Option Plan"). The Stock Option Plan was subsequently amended in 1995 and 2000. Under the terms of the Stock Option Plan, options may be granted to officers and key employees. Options have terms of eighteen years and an exercise price of $.01 per share. Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the original exercise price until vested. Option shares vest in gradual increments over an eight year period. As of December 31, 2000, 15,347 option shares were unvested. The vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies. Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company. The put and call options are at fair value.

                          PERRY JUDD'S HOLDINGS, INC.

6. STOCKHOLDERS' EQUITY AND STOCK OPTION PLAN (CONTINUED)
    A summary of option activity under the Stock Option Plan is as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
Outstanding at December 31, 1997............................       25,625
Granted.....................................................       13,434
                                                                  -------
Outstanding at December 31, 1998............................       39,059
Granted.....................................................        2,248
                                                                  -------
Outstanding at December 31, 1999............................       41,307
Granted.....................................................           --
Exercised...................................................      (41,307)
                                                                  -------
Outstanding at December 31, 2000............................           --
                                                                  =======

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretation in accounting for its employee stock option plan. Accordingly, compensation expense has been recorded for the difference between the estimated fair value of the common stock and the exercise price of the option at the date of grant as the shares vest. Compensation expense of $648,000 was recognized during the year ended
December 31, 2000. The pro forma effect on reported net income (loss) for the years ended December 31, 2000, 1999 and 1998 of using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation", is not significant.

    STOCKHOLDER AGREEMENTS--At December 31, 2000, 40,945 shares of common stock held by management are subject to put and call arrangements similar to the shares purchased under the Stock Option Plan at the employee's termination, retirement after attaining age 62, permanent disability or death.

7. OPERATING LEASES

    The Company leases certain equipment and office space under non-cancelable operating lease agreements. Lease expense under such agreements was approximately $17.8 million, $16.5 million and $13.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                          PERRY JUDD'S HOLDINGS, INC.

7. OPERATING LEASES (CONTINUED)

    On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd's real property. (See Note 1)

    Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $ 17,252
2002........................................................    14,827
2003........................................................    12,717
2004........................................................    11,986
2005........................................................    10,139
Thereafter..................................................    51,412
                                                              --------
Total minimum lease payments................................  $118,333
                                                              ========

8. INCOME TAXES

    The provision (benefit) for income taxes consists of the following components (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Current
  Federal...........................................   $1,542    $    --     $  --
  State.............................................      247         --        --
                                                       ------    -------     -----
                                                        1,789         --        --
                                                       ------    -------     -----

Deferred
  Federal...........................................    1,259     (1,034)     (142)
  State.............................................      272       (192)      (13)
                                                       ------    -------     -----
                                                        1,531     (1,226)     (155)
                                                       ------    -------     -----
Provision (benefit) for income taxes................   $3,320    $(1,226)    $(155)
                                                       ======    =======     =====

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES (CONTINUED)
    Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Tax provision (benefit) at federal statutory rate
  (35%).............................................   $2,319    $(1,616)    $(576)
State income taxes (benefit) net of federal income
  tax benefit.......................................      337       (124)      (10)
Goodwill amortization...............................      286        357       297
Non deductible compensation.........................      227         --        --
Other permanent differences.........................      151        157       134
                                                       ------    -------     -----
Provision (benefit) for income taxes................   $3,320    $(1,226)    $(155)
                                                       ======    =======     =====

    Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Deferred Tax Assets:
  Accounts receivable items.............................  $    495   $    326
  Inventory items.......................................       241        299
  Employee benefit accruals.............................       839        670
  Accrued pension benefits..............................       123        123
  Other accrued expenses................................       677        733
  Sale and leaseback....................................     2,237      1,682
  Tax loss carryforwards................................       582      3,040
  Tax credit carryforwards..............................     3,682      3,081
  Other items...........................................        83         --
                                                          --------   --------
                                                             8,959      9,954

Deferred Tax Liabilities:
  Prepaid items.........................................      (430)      (472)
  Non current assets....................................   (23,080)   (23,266)
  Other.................................................      (120)      (213)
                                                          --------   --------
                                                           (23,630)   (23,951)
                                                          --------   --------
Net deferred income taxes...............................  $(14,671)  $(13,997)
                                                          ========   ========

                          PERRY JUDD'S HOLDINGS, INC.

8. INCOME TAXES (CONTINUED)
    The net deferred income tax liability is classified in the balance sheets as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current deferred income taxes...........................  $  1,145   $    823
Non-current deferred income taxes.......................   (15,816)   (14,820)
                                                          --------   --------
  Net deferred income taxes.............................  $(14,671)  $(13,997)
                                                          ========   ========

    Included in tax assets at December 31, 2000 are net operating loss carryforwards of approximately $6.3 million for state income tax purposes, which begin to expire in 2010, alternative minimum tax credits of approximately
$3.0 million and state tax credits of $1.0 million which can be used to offset future regular tax and have no expiration date.

9. RELATED PARTY TRANSACTIONS

    On April 28, 1995, the Company entered into management agreements (the "Agreements") with two companies owned beneficially by the majority stockholders of the Company. The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance. The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling $1,200,000 per year plus reimbursement of certain expenses. Management fees and expense reimbursements paid in conjunction with the Agreements approximated $1,446,000, $1,469,000 and $1,354,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company previously purchased a substantial portion of its total ink requirements from a company affiliated with the majority stockholders. During 1999, the majority stockholders sold their interests in this company. Net purchases for years ended December 31, 1999 and 1998, amounted to $13.9 million and $13.3 million, respectively.

    Concurrent with the sale of Port City on September 2, 1998, a one-time fee of $1.0 million was paid to a company owned beneficially by the majority stockholders of the Company for divestiture services related to the disposition.

    Concurrent with the sale of Judd's Online on October 19, 2000, a one-time fee of $0.3 million was paid to a company owned beneficially by the majority stockholders of the company for divestiture services related to the disposition.

10. RETIREMENT PLANS

    The Company has a defined contribution plan referred to as the Perry Graphic Communications Retirement Savings Plan (the "Plan"). The Plan covers substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date. The Company contributed approximately $1,775,000, $1,659,000 and $1,648,000 for the years ended
December 31, 2000, 1999 and 1998, respectively, to the Plan representing 3% of eligible employee wages.

                          PERRY JUDD'S HOLDINGS, INC.

10. RETIREMENT PLANS (CONTINUED)
    Effective December 31, 1997, benefits payable under a Judd's defined benefit pension plan existing at the time of the Company's December 16, 1997 acquisition of Judd's were frozen. On December 14, 2000, the Company's Board of Directors approved a resolution to terminate the plan, subject to a favorable advance termination letter from the Internal Revenue Service. The Company intends to terminate the plan through lump sum payments and the purchase of annuity contracts. The proposed distribution date is July 1, 2001. As of December 31, 2000, the estimated termination liability approximated the assets in the plan. Plan assets, consisting primarily of short-term corporate debt instruments and a money market mutual fund investment, approximated $6,165,000 as of December 31, 2000. There have been no contributions to the plan since its acquisition and no pension expense was recognized for the years ended December 31, 2000, 1999 and 1998.

11. COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS--At December 31, 2000, the Company has commitments to purchase or lease approximately $3.0 million of operating assets.

    INDEMNIFICATION--In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing. During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement. Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million. Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996. The former owner of Perry Printing objected to these claims. Additionally, the Company asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements.

    On November 24, 1999, the former owner of Perry Printing filed a complaint against the Company seeking damages of approximately $3,000,000 and the payment of certain preferred stock dividends. On January 6, 2000, the Company answered by denying the former owner's allegations and asserted counter claims in an aggregate amount of approximately $7,000,000.

    On August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the two indemnity claims and the employee benefit obligation claim. Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Series B and D redeemable preferred stock including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Series A redeemable preferred stock which was partially reinstated in the amount of 43,940.68 shares. These Series A shares were recorded in the consolidated financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000 plus an adjustment for accretion through June 30, 2000 of $946,000.

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

                                                                     SCHEDULE II

                          PERRY JUDD'S HOLDINGS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       ADDITIONS                      OTHER
                                            BALANCE    CHARGED TO                   ADDITIONS     BALANCE
       ALLOWANCE FOR UNCOLLECTIBLE         BEGINNING   COSTS AND    DEDUCTIONS--   (DEDUCTIONS)     END
           ACCOUNTS RECEIVABLE              OF YEAR     EXPENSES      DESCRIBE       DESCRIBE     OF YEAR
       ---------------------------         ---------   ----------   ------------   ------------   --------
  Year Ended December 31
    2000.................................   $1,020       $1,076         $839 (1)       $(18)(2)    $1,239
    1999.................................   $  799       $  440         $419 (1)       $200 (3)    $1,020
    1998.................................   $1,266       $  521         $930 (1)       $(58)(2)    $  799

------------------------

(1) Write-offs of receivables, net of recoveries.

(2) Balance of business sold at disposition date.

(3) Balance of acquired business at acquisition date.

                                 EXHIBIT INDEX

    The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 575 West Madison Street, Waterloo, WI 53594.

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
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

3.2                     Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

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

10.4(a)                 Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.

10.4(b)                 Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.

10.4(c)*                Severance Agreement Letter from the Company to Howard D.
                          Sullivan dated March 24, 2000.

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

21.0 *                  Subsidiary Listing

--------------------------

*   Filed herewith.