Form 10-Q
period 2001-03-31
PERRY-JUDDS INC
filed 2001-05-09
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

333-45235
COMMISSION FILE NUMBER

[GRAPHIC OMITTED]

PERRY JUDD’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0365965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

575 WEST MADISON STREET, WATERLOO, WISCONSIN (Address of principal executive offices)	53594 (Zip Code)

920-478-3551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES☒ No ☐

As of May 9, 2001 there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
INDEX

PERRY JUDD’S HOLDINGS, INC.
ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS:	March 31, 2001	December 31, 2000
	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$3,222	$4,924
Accounts receivable - net of allowance for doubtful accounts of
$1,504 and $1,239, respectively	51,084	63,123
Inventories	20,632	19,374
Prepaid expenses	2,006	1,645
Deferred income taxes	914	1,145
Total current assets	77,858	90,211

Property, plant and equipment, at cost	143,717	141,195
Less accumulated depreciation and amortization	43,268	39,667
Property, plant and equipment - net	100,449	101,528
Goodwill - net	30,142	30,380
Other assets - net	5,773	6,150
TOTAL	$214,222	$228,269

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts payable and accrued expenses	$38,391	$50,456
Current maturities of long-term debt	6,000	6,018
Total current liabilities	44,391	56,474
Long-term debt (less current portion)	121,300	122,800
Deferred income taxes	15,702	15,816
Other noncurrent obligations	9,540	9,846

Total liabilities	190,933	204,936

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,311	3,254
STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 154,310 and 148,731 shares issued and outstanding, respectively	15,431	14,873
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding	1	1
Additional paid-in capital	22,161	22,148
Accumulated deficit	(17,615)	(16,943)

Total stockholders’ equity	19,978	20,079

TOTAL	$214,222	$228,269

Note:    Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
NET SALES	$80,260	$79,614
OPERATING EXPENSES:
Costs of production and distribution	64,414	65,405
Selling, general and administrative	7,971	8,121
Depreciation	3,664	3,379
Amortization of intangibles	313	460
Gain on disposals of equipment	(60)	(60)
	76,302	77,305
INCOME FROM OPERATIONS	3,958	2,309
OTHER (INCOME) EXPENSES:
Interest expense	3,365	3,482
Interest income	(54)	(160)
Amortization of deferred financing costs	300	300
Other financial expenses	107	101
	3,718	3,723
INCOME (LOSS) BEFORE INCOME TAXES	240	(1,414)
PROVISION (BENEFIT) FOR INCOME TAXES	212	(408)
INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON
REDEEMABLE PREFERRED STOCK	28	(1,006)
DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	142	272
NET LOSS	$(114)	$(1,278)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001
(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2000	43,941	$3,254	148,731	$14,873	901,317	$22,149	$(16,943)

Net loss	--	--	--	--	--	--	(114)
Stock dividends	--	--	5,579	558	--	--	(558)
Accretion on Series A redeemable
preferred stock	--	57	--	--	--	--	--
Provision for noncash
compensation related to common
stock options	--	--	--	--	--	13	--

March 31, 2001	43,941	$3,311	154,310	$15,431	901,317	$22,162	$(17,615)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(114)	$(1,278)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation and amortization	4,277	4,139
Accretion on redeemable preferred stock	57	—
Compensation related to common stock options	13	—
Deferred income taxes	117	167
Gain on disposals of equipment	(60)	(60)
Changes in assets and liabilities:
Receivables	12,039	17,109
Inventories	(1,258)	(601)
Accounts payable and accrued expenses	(12,065)	(12,460)
Other assets and liabilities - net	(607)	(36)
Net cash provided by operating activities	2,399	6,980
INVESTING ACTIVITIES -
Additions to property, plant and equipment - net	(2,583)	(2,112)
FINANCING ACTIVITIES -
Debt repayments	(1,518)	(1,522)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,702)	3,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,924	3,932

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,222	$7,278

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$158	$437
Cash paid for income taxes	823	611
NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$558	$481
Stock dividends on redeemable preferred stock	-	40

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)

1.          BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and December 31, 2000 and its related results of operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2000 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.          INVENTORIES

             Inventories are summarized as follows:

	March 31, 2001	December 31, 2000
Raw Materials	$10,769	$9,544
Work-in-process	6,228	6,238
Production supplies and maintenance parts	3,635	3,592
Total	$20,632	$19,374

3.          RECLASSIFICATIONS

In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of operations. During the year ended December 31, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as costs of production and distribution. The Company previously reported shipping costs as a reduction of net sales. Prior year quarter condensed consolidated financial statements have been reclassified to conform to the new requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months ended March 31, 2001 versus Three Months ended March 31, 2000

             Net sales increased $0.7 million or 0.9% to $80.3 million for the three months ended March 31, 2001 from $79.6 million for the three months ended March 31, 2000.  The net increase resulted primarily from larger paper sales during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 offset by the sale of Judd’s Online on October 19, 2000 whose net sales of $1.2 million are included in the 2000 results.

             Costs of production and distribution decreased $1.0 million or 1.5% to $64.4 million for the three months ended March 31, 2001 from $65.4 million for the three months ended March 31, 2000, principally related to the sale of Judd’s Online and certain lower operating expenses offset by an increase in paper costs related to additional paper sales.  Costs of production and distribution as a percent of net sales were 80.2% for the three months ended March 31, 2001 as compared to 82.2% experienced in the three months ended March 31, 2000. Paper costs were 24.6% of net sales for the three months ended March 31, 2001 and 22.6% for the three months ended March 31, 2000.

             Selling, general and administrative expenses decreased $0.1 million or 1.2% to $8.0 million for the three months ended March 31, 2001 compared to $8.1 million for the three months ended March 31, 2000.  As a percent of net sales, selling, general and administrative expenses decreased to 9.9% in the 2001 period compared to 10.2% in the 2000 period.

             Depreciation expense increased $0.3 million or 8.8% to $3.7 million for the three months ended March 31, 2001 from $3.4 million for the three months ended March 31, 2000 as a result of assets placed in service within the past twelve months.

             Income from operations increased $1.6 million to $3.9 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000, due to the factors discussed in the preceding paragraphs.

             Interest expense decreased $0.1 million to $3.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000 due to lower average amounts outstanding during the first quarter of 2001 compared to the first quarter of 2000.

Liquidity and Capital Resources

             Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $7.8 million for the three months ended March 31, 2001 and $6.0 million for the three months ended March 31, 2000.

             Working capital was $33.5 million and $33.7 million at March 31, 2001 and December 31, 2000, respectively.

             Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement, (the “Credit Agreement”) which expires on December 15, 2002.  The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $12.3 million at March 31, 2001.  The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate.  As of March 31, 2001, the Company had no borrowings under its revolving credit facility.

             Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of March 31, 2001, the Company had no significant concentrations of credit risk.

             The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

Seasonality

             Results of operations for this interim period are not necessarily indicative of results for the full year.  The Company’s operations are seasonal.  Historically, approximately two-thirds of its income from operations has been generated in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             The information called for under this item is contained in Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

             The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to expectations concerning matters that are not historical facts.  Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements.  Although we believe that such forward-looking statements are reasonable, we cannot assure that such expectations will prove to be correct.  Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language.  The Company does not undertake any obligation to update any forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

                           Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant’s
                           Annual Report on Form 10-K for the fiscal year ended December 31, 2000, dated March 30, 2001.

(b)                      Reports on Form 8-K

                           The following report on Form 8-K was filed during the quarterly period ended March 31, 2001:

                           None

PERRY JUDD'S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	May 9, 2001	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and
Chief Financial Officer