Form 10-Q
period 2001-06-30
PERRY-JUDDS INC
filed 2001-08-07
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

             ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES ☒ No ☐

As of August 7, 2001 there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
INDEX

PERRY JUDD’S HOLDINGS, INC.
ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	June 30,	December 31,
ASSETS	2001	2000
	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$1,461	$4,924
Accounts receivable - net of allowance for doubtful accounts of $1,466 and $1,239, respectively	45,166	63,123
Inventories	21,942	19,374
Prepaid expenses	2,007	1,645
Deferred income taxes	1,214	1,145

Total current assets	71,790	90,211

Property, plant and equipment, at cost	152,091	141,195
Less accumulated depreciation and amortization	45,163	39,667

Property, plant and equipment - net	106,928	101,528
Goodwill - net	29,905	30,380
Other assets - net	5,395	6,150

TOTAL	$214,018	$228,269

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$39,297	$50,456
Current maturities of long-term debt	6,042	6,018

Total current liabilities	45,339	56,474
Long-term debt (less current portion)	119,800	122,800
Deferred income taxes	15,645	15,816
Other noncurrent obligations	9,529	9,846

Total liabilities	190,313	204,936

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,369	3,254

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 160,095 and 148,731 shares issued and outstanding, respectively	16,009	14,873
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding	1	1
Additional paid-in capital	22,200	22,148
Accumulated deficit	(17,874)	(16,943)

Total stockholders’ equity	20,336	20,079

TOTAL	$214,018	$228,269

Note:    Derived from audited financial statements.  See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000

NET SALES	$76,110	$79,765	$156,370	$159,379

OPERATING EXPENSES:
Costs of production and distribution	60,056	63,132	124,470	128,537
Selling, general and administrative	7,856	8,637	15,827	16,758
Depreciation	3,604	3,369	7,268	6,748
Amortization of intangibles	313	348	626	808
Gain on disposals of equipment	(321)	(43)	(381)	(103)

	71,508	75,443	147,810	152,748

INCOME FROM OPERATIONS	4,602	4,322	8,560	6,631

OTHER (INCOME) EXPENSES:
Interest expense	3,276	3,451	6,641	6,933
Interest income	(38)	(193)	(92)	(353)
Amortization of deferred financing costs	300	300	600	600
Other financial expenses	112	93	219	194

	3,650	3,651	7,368	7,374

INCOME (LOSS) BEFORE INCOME TAXES	952	671	1,192	(743)

PROVISION (BENEFIT) FOR INCOME TAXES	503	136	715	(272)

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	449	535	477	(471)

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	130	274	272	546

NET INCOME (LOSS)	$319	$261	$205	$(1,017)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001
(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital

	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2000	43,941	$3,254	148,731	$14,873	901,317	$22,149	$(16,943)

Net income	—	—	—	—	—	—	205

Stock dividends	—	—	11,364	1,136	—	—	(1,136)

Accretion on Series A redeemable preferred stock	—	115	—	—	—	—	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	52	—

June 30, 2001	43,941	$3,369	160,095	$16,009	901,317	$22,201	$(17,874)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$205	$(1,017)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	8,494	8,156
Accretion on redeemable preferred stock	115	—
Compensation related to common stock options	52	—
Deferred income tax provision	(240)	254
Gain on disposals of equipment	(381)	(103)
Changes in assets and liabilities:
Receivables	17,957	17,493
Inventories	(2,568)	(3,211)
Accounts payable and accrued expenses	(11,159)	(7,795)
Other assets and liabilities - net	(559)	(93)

Net cash provided by operating activities	11,916	13,684

INVESTING ACTIVITIES:
Proceeds from disposals of equipment	637	29
Additions to property, plant and equipment - net	(13,040)	(4,795)

Net cash used by investing activities	(12,403)	(4,766)

FINANCING ACTIVITIES:
Increase in revolving debt	42	—
Debt repayments	(3,018)	(3,042)

Net cash used by financing activities	(2,976)	(3,042)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,463)	5,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,924	3,932

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,461	$9,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,536	$6,710
Cash paid for income taxes	125	823

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$1,136	$980
Stock dividends on redeemable preferred stock	—	81

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)

1.          BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000 and its related results of operations and cash flows for the three and six month periods ended June 30, 2001 and June 30, 2000. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2000 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.          INVENTORIES

             Inventories are summarized as follows:

	June 30,	December 31,
	2001	2000
Raw materials	$10,299	$9,544
Work-in-process	8,009	6,238
Production supplies and maintenance parts	3,634	3,592

Total	$21,942	$19,374

3.          RECLASSIFICATIONS

In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of operations. During the year ended December 31, 2000, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as costs of production and distribution. The Company previously reported shipping costs as a reduction of net sales. Prior year condensed consolidated financial statements have been reclassified to conform to the new requirements.

4.          NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company’s consolidated balance sheet at that date, regardless of when those assets were initially recognized. The Company is continuing to assess the impact of SFAS No. 142 on its consolidated financial statements.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recent Developments

             In June 2001, a major customer, Time, Inc., notified the Company that it would not renew its printing contract for the production of three weekly publications at its expiration on December 31, 2003. The production that is the subject of this contract amounted to approximately 7.5% of the Company’s consolidated net sales for 2000. Time, Inc. accounted for approximately 15% of the Company’s consolidated net sales in 2000.

             If this loss of business is not replaced, the Company would experience a material adverse effect on its financial condition and results of operations. However, the Company believes that this lost business will be replaced and, therefore, the Company does not expect a material adverse effect on its financial condition and results of operations.

Results of operations

Six Months ended June 30, 2001 versus Six Months ended June 30, 2000.

             Net sales decreased $3.0 million or 1.9% to $156.4 million for the six months ended June 30, 2001 from $159.4 million for the six months ended June 30, 2000.  The decrease resulted primarily from the sale of Judd’s Online on October 19, 2000 whose net sales of $2.8 million are included in the 2000 results.

             Costs of production and distribution decreased $4.0 million or 3.1% to $124.5 million for the six months ended June 30, 2001 from $128.5 million for the six months ended June 30, 2000, principally due to the sale of Judd’s Online and certain lower operating expenses.  Costs of production as a percent of net sales were 79.6% for the six months ended June 30, 2001 as compared to 80.6% experienced in the six months ended June 30, 2000. Paper costs were 24.3% of net sales for the six months ended June 30, 2001 versus 22.8% for the six months ended June 30, 2000.

             Selling, general and administrative expenses decreased $1.0 million or 6.0% to $15.8 million for the six months ended June 30, 2001 compared to $16.8 million for the six months ended June 30, 2000 principally related to the sale of Judd’s Online. Selling, general and administrative expenses decreased as a percent of net sales to 10.1% in the 2001 period compared to 10.5% in the 2000 period.

             Depreciation expense increased $0.6 million or 9.0% to $7.3 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000 as a result of new assets placed in service within the past twelve months.

             Income from operations increased $2.0 million or 30.3% to $8.6 million for the six months ended June 30, 2001 from $6.6 million for the six months ended June 30, 2000, due to the factors discussed in the preceding paragraphs.

             Interest expense decreased $0.3 million or 4.3% to $6.6 million for the six months ended June 30, 2001 from $6.9 million for the six months ended June 30, 2000 as a result of reduced debt levels during the 2001 period compared to the 2000 period.

Three Months ended June 30, 2001 versus Three Months ended June 30, 2000.

             Net sales decreased $3.7 million or 4.6% to $76.1 million for the three months ended June 30, 2001 from $79.8 million for the three months ended June 30, 2000.  The decrease resulted from lower production volumes during the second quarter of 2001 versus the second quarter of 2000 and the sale of Judd’s Online on October 19, 2000 whose net sales of $1.5 million are included in the 2000 results.

             Costs of production and distribution decreased $3.0 million or 4.8% to $60.1 million for the three months ended June 30, 2001 from $63.1 million for the three months ended June 30, 2000, principally due to the factors mentioned in the preceding paragraph.  Costs of production as a percent of net sales were 79.0% for the three months ended June 30, 2001 as compared to 79.1% experienced in the three months ended June 30, 2000. Paper costs were 24.0% of net sales for the three months ended June 30, 2001 versus 23.0% for the three months ended June 30, 2000.

             Selling, general and administrative expenses decreased $0.7 million or 8.1% to $7.9 million for the three months ended June 30, 2001 compared to $8.6 million for the three months ended June 30, 2000 primarily related to the sale of Judd’s Online.  Selling, general and administrative expenses decreased as a percent of net sales to 10.4% in the 2001 period compared to 10.8% in the 2000 period.

             Depreciation expense increased $0.2 million or 5.9% to $3.6 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000 as a result of new assets placed in service within the past twelve months.

             Income from operations increased $0.3 million or 7.0% to $4.6 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000, due to the factors discussed in the preceding paragraphs.

             Interest expense decreased $0.2 million or 5.7% to $3.3 million for the three months ended June 30, 2001 from $3.5 million for the three months ended June 30, 2000 as a result of reduced debt levels during the 2001 period compared to the 2000 period.

Liquidity and Capital Resources

             Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non-cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $15.9 million for the six months ended June 30, 2001 and $13.9 million for the six months ended June 30, 2000.

             Working capital was $26.5 million and $33.7 million at June 30, 2001 and December 31, 2000, respectively.

             Since the inception of operations on April 28, 1995, the company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on December 15, 2002.  The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $10.8 million at June 30, 2001.  The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate.  As of June 30, 2001, the Company had $42,000 outstanding under its revolving credit facility.

             During the six months ended June 30, 2001, approximately $9.5 million was expended on capital projects that will be converted to operating leases in the near future.

             Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of June 30, 2001, the Company had no significant concentrations of credit risk.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

             The information called for under this item is contained in Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

PERRY JUDD’S HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

                           Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, dated March 30, 2001.

(b)                      Reports on Form 8-K

                           The following report on Form 8-K was filed during the quarterly period ended June 30, 2001:

                           None

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date: August 7, 2001	/s/ Verne F. Schmidt

Verne F. Schmidt
Senior Vice President and
Chief Financial Officer