Form 10-Q
period 2001-09-30
PERRY-JUDDS INC
filed 2001-11-01
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM____________ TO___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES  ☒ No  ☐

As of November 1, 2001 there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)	(Note)
CURRENT ASSETS:

Cash and cash equivalents	$2,424	$4,924
Accounts receivable - net of allowance for doubtful accounts of $1,546 and $1,239, respectively	56,076	63,123
Inventories	18,584	19,374
Prepaid expenses	1,883	1,645
Deferred income taxes	1,271	1,145

Total current assets	80,238	90,211

Property, plant and equipment, at cost	152,741	141,195
Less accumulated depreciation and amortization	48,785	39,667
Property, plant and equipment - net	103,956	101,528
Goodwill - net	29,668	30,380
Other assets - net	5,018	6,150

TOTAL ASSETS	$218,880	$228,269

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$41,381	$50,456
Current maturities of long-term debt	8,330	6,018

Total current liabilities	49,711	56,474

Long-term debt (less current portion)	118,300	122,800
Deferred income taxes	15,773	15,816
Other noncurrent obligations	9,591	9,846
Total liabilities	193,375	204,936

MINORITY INTERESTS:

Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,428	3,254

STOCKHOLDERS’ EQUITY:

Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 166,100 and 148,731 shares issued and outstanding, respectively	16,610	14,873
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,240	22,148
Accumulated deficit	(16,774)	(16,943)
Total stockholders’ equity	22,077	20,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,880	$228,269

Note:      Derived from audited financial statements.  See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

NET SALES	$86,975	$93,620	$243,345	$252,999

OPERATING EXPENSES:
Costs of production and distribution	68,436	75,045	192,906	203,582
Selling, general and administrative	7,816	8,533	23,643	25,291
Depreciation	3,622	3,373	10,890	10,121
Amortization of intangibles	312	318	938	1,126
Gain on disposals of equipment	(58)	(48)	(439)	(151)
	80,128	87,221	227,938	239,969

INCOME FROM OPERATIONS	6,847	6,399	15,407	13,030

OTHER (INCOME) EXPENSES:
Interest expense	3,281	3,472	9,922	10,405
Interest income	(15)	(147)	(107)	(500)
Amortization of deferred financing costs	300	300	900	900
Other financial expenses	106	92	325	286

	3,672	3,717	11,040	11,091

INCOME BEFORE INCOME TAXES	3,175	2,682	4,367	1,939

PROVISION FOR INCOME TAXES	1,351	1,442	2,066	1,170

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	1,824	1,240	2,301	769

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	123	2,549	395	3,095

NET INCOME (LOSS)	$1,701	$(1,309)	$1,906	$(2,326)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001

(DOLLARS IN THOUSANDS)

					Common Stock
					and Additional
	Minority Interests		Preferred Stock		Paid-in Capital

		Carrying		Carrying		Carrying	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Deficit

December 31, 2000	43,941	$3,254	148,731	$14,873	901,317	$22,149	$(16,943)

Net income	--	--	--	--	--	--	1,906

Stock dividends	--	--	17,369	1,737	--	--	(1,737)

Accretion on Series A redeemable preferred stock	--	174	--	--	--	--	--

Provision for non-cash compensation related to common stock options	--	--	--	--	--	92	--

September 30, 2001	43,941	$3,428	166,100	$16,610	901,317	$22,241	$(16,774)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$1,906	$(2,326)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	12,728	12,148
Accretion on redeemable preferred stock	174	1,001
Compensation related to common stock options	92	--
Deferred income tax provision	(169)	108
Gain on disposals of equipment	(439)	(151)
Changes in assets and liabilities:
Receivables	7,047	11,024
Inventories	790	(1,005)
Accounts payable and accrued expenses	(9,075)	(7,551)
Other assets and liabilities - net	(312)	(1)

Net cash provided by operating activities	12,742	13,247

INVESTING ACTIVITIES:
Proceeds from disposal of equipment	637	29
Additions to property, plant and equipment - net	(13,691)	(6,995)

Net cash used in investing activities	(13,054)	(6,966)

FINANCING ACTIVITIES:
Increase in revolving debt	2,330	4,983
Debt repayments	(4,518)	(4,565)
Redemption of Redeemable Series B and D Preferred Stock	--	(7,341)

Net cash used in financing activities	(2,188)	(6,923)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,500)	(642)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,924	3,932

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,424	$3,290

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,791	$7,101
Cash paid for income taxes	193	818

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$1,737	$1,499
Stock dividends on redeemable preferred stock	--	81

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and its related results of operations and cash flows for the three and nine month periods ended September 30, 2001 and September 30, 2000. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2000 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

                Inventories are summarized as follows:

	September 30,	December 31,
	2001	2000

Raw materials	$8,977	$9,544
Work-in-process	6,006	6,238
Production supplies and maintenance parts	3,601	3,592

Total	$18,584	$19,374

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

4.             RETIREMENT PLAN TERMINATION

Effective December 31, 1997, benefits payable under a defined benefit pension plan existing at the time of the Company’s December 16, 1997 acquisition of Judd’s Incorporated were frozen. On December 14, 2000, the Company’s Board of Directors approved a resolution to terminate the plan. In June 2001, the Company received a favorable advance termination letter from the Internal Revenue Service and has substantially completed the termination of the plan through lump sum payments and the purchase of annuity contracts. During the nine months ended September 30, 2001, the Company recorded a gain on the termination of the pension plan of approximately $1,233,000. Additional net excess plan assets could revert to the Company by December 31, 2001.

5.             NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of operations

Nine Months ended September 30, 2001 versus Nine Months ended September 30, 2000.

Net sales decreased $9.7 million or 3.8% to $243.3 million for the nine months ended September 30, 2001 from $253.0 million for the nine months ended September 30, 2000.  The decrease resulted primarily from the sale of Judd’s Online on October 19, 2000 whose net sales of $4.2 million are included in the 2000 results and from lower volume of production units from new and existing customers.

Costs of production and distribution decreased $10.7 million or 5.3% to $192.9 million for the nine months ended September 30, 2001 from $203.6 million for the nine months ended September 30, 2000, principally due to the sale of Judd’s Online, lower operating expenses resulting from lower production levels and the termination of a defined benefit pension plan. Costs of production as a percent of net sales were 79.3% for the nine months ended September 30, 2001 as compared to 80.5% experienced in the nine months ended September 30, 2000. Paper costs were 23.9% of net sales for the nine months ended September 30, 2001 versus 23.3% for the nine months ended September 30, 2000.

Selling, general and administrative expenses decreased $1.7 million or 6.7% to $23.6 million for the nine months ended September 30, 2001 compared to $25.3 million for the nine months ended September 30, 2000, principally related to the sale of Judd’s Online.  Selling, general and administrative expenses decreased as a percent of net sales to 9.7% in the 2001 period compared to 10.0% in the 2000 period.

Depreciation expense increased $0.8 million or 7.9% to $10.9 million for the nine months ended September 30, 2001 from $10.1 million for the nine months ended September 30, 2000 as a result of new assets placed in service within the past twelve months.

Income from operations increased $2.4 million or 18.5% to $15.4 million for the nine months ended September 30, 2001 from $13.0 million for the nine months ended September 30, 2000, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.5 million or 4.8% to $9.9 million for the nine months ended September 30, 2001 from $10.4 million for the nine months ended September 30, 2000 due to reduced debt levels and lower borrowing rates.

Three Months ended September 30, 2001 versus Three Months ended September 30, 2000.

Net sales decreased $6.6 million or 7.1% to $87.0 million for the three months ended September 30, 2001 from $93.6 million for the three months ended September 30, 2000.  The decrease resulted from substantially lower volume of production units from new and existing customers.

Costs of production and distribution decreased $6.6 million or 8.8% to $68.4 million for the three months ended September 30, 2001 from $75.0 million for the three months ended September 30, 2000, principally from the overall decreased volume of production and the termination of a defined benefit pension plan.  Costs of production as a percent of net sales were 78.6% for the three months ended September 30, 2001 as compared to 80.1% experienced in the three months ended September 30, 2000. Paper costs were 23.2% of net sales for the three months ended September 30, 2001 versus 24.1% for the three months ended September 30, 2000.

Selling, general and administrative expenses decreased $0.7 million or 8.2% to $7.8 million for the three months ended September 30, 2001 compared to $8.5 million for the three months ended September 30, 2000, principally related to the sale of Judd’s Online. Selling, general and administrative expenses decreased as a percent of net sales to 9.0% in the 2001 period compared to 9.1% in the 2000 period.

Depreciation expense increased $0.2 million or 5.9% to $3.6 million for the three months ended September 30, 2001 from $3.4 million for the three months ended September 30, 2000 as a result of new assets placed in service within the past twelve months.

Income from operations increased $0.4 million or 6.3% to $6.8 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.2 million or 5.7% to $3.3 million for the three months ended September 30, 2001 from $3.5 million for the three months ended September 30, 2000 as a result of reduced debt levels and lower borrowing rates during the period.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non-cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $26.6 million for the nine months ended September 30, 2001 and $23.8 million for the nine months ended September 30, 2000.

Working capital was $30.5 million and $33.7 million at September 30, 2001 and December 31, 2000, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on December 15, 2002.  The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility with an outstanding balance of $9.3 million at September 30, 2001.  The Credit Agreement provides for monthly reductions in its term loan facility and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate.  As of September 30, 2001, the Company had $2.3 million outstanding under its revolving credit facility.

During the nine months ended September 30, 2001, approximately $9.3 million was expended on capital projects that will be converted to operating leases in the near future.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of September 30, 2001, the Company had no significant concentrations of credit risk.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

                The information called for under this item is contained in Notes 2 and 4 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The Company has not experienced any material changes in its market risk exposures since December 31, 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001, and other reports filed with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language. The Company does not undertake any obligation to update any forward-looking statements.

PERRY JUDD’S HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                   Exhibits

Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(b)                   Reports on Form 8-K

The following report on Form 8-K was filed during the quarterly period ended September 30, 2001:

On August 27, 2001, the Company filed a Report on Form 8-K that reported information under “Item 4. Changes in Registrant’s Certifying Accountants.”

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	November 1, 2001	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and
Chief Financial Officer