Form 10-K405
period 2001-12-31
PERRY-JUDDS INC
filed 2002-03-29
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

333-45235

Perry Judd’s Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0365965
(State of Incorporation)	(IRS Employer Identification Number)

575 West Madison Street, Waterloo, Wisconsin	53594
(Address of principal executive offices)	(Zip Code)

920-478-3551
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 29, 2002 there were 901,317 shares of Registrant’s Common Stock, par value $.001 per share outstanding.  There is no established public trading market for the Registrant’s Common Stock.

Documents Incorporated by Reference

None

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue” or the negative thereof or variations thereon or similar terminology.  Such forward-looking statements are based upon information currently available in which the Company’s management shares its knowledge and judgement about factors that they believe may materially affect the Company’s performance.  The Company makes the forward-looking statements in good faith and believes them to have a reasonable basis.  However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected.  Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 1. “Business—Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All subsequent written and oral statements that the Company makes are qualified in their entirety by these Risk Factors.

Readers are urged to carefully review and consider disclosures made in this and other reports that the Company files with the Securities and Exchange Commission that discuss factors germane to the Company’s business.

PART I

Item 1.            Business.

General

Unless the context otherwise provides, all references in this Annual Report to the “Company” includes Perry Judd’s Holdings, Inc., (“Perry Judd’s Holdings”) its wholly-owned subsidiary, Perry Judd’s Incorporated (“Perry Judd’s”) and Judd’s Online, Inc., (“Judd’s Online”) a wholly-owned subsidiary of Perry Judd’s which was sold in October 2000.  All references to Perry Judd’s shall include its former consolidated subsidiaries: Judd’s Incorporated (“Judd’s”), Judd & Detweiler, Inc., Mount Jackson Press, Inc., Shenandoah Valley Press, Inc. (“Shenandoah Valley”), and Port City Press, Inc. (“Port City”).

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

Effective April 28, 1995, the Company acquired certain net assets of Perry Printing Corporation (“Perry Printing”).  Prior to April 28, 1995, the Company had no operating activities.

On December 16, 1997, the Company completed the acquisition of Judd’s, which was a short-to-medium run printer servicing the magazine, commercial and technical books sectors.  The financial and other information included in this Annual Report includes the operations of Judd’s since the date of the acquisition.

On February 1, 1999, the Company completed the acquisition of Heartland Press, Inc. (“Heartland”) which was a short-run printer servicing the magazine sector.  The financial and other information included in this Annual Report includes the operations of Heartland since the date of the acquisition.

On October 19, 2000, the Company sold substantially all the net assets of its new media services subsidary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation.

The Company operates primarily in one business segment - printing services.  The following table presents the percentage of net sales contributed by each market sector during the past three fiscal years.

	2001	2000	1999
Magazines	63%	61%	59%
Catalogs	32%	31%	32%
Other	5%	8%	9%
TOTAL:	100%	100%	100%

Substantially all of the Company’s sales are based upon customer specifications.  A significant amount of the Company’s sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis.  One of the Company’s customers, Time, Inc., accounted for approximately 14%, 15% and 16% of the Company’s consolidated net sales during 2001, 2000 and 1999, respectively.  In June 2001, Time, Inc., notified the Company that it would not renew its printing contract for the production of three weekly publications at its expiration on December 31, 2003. The production that is the subject of the contract amounted to approximately 7.8% of the Company’s consolidated net sales for 2001. If this loss of business is not replaced, the Company would experience a material adverse effect on its financial condition and results of operations. However, the Company believes that this lost business will be replaced and, therefore, does not expect a material adverse effect on its financial condition and results of operations. No other customer accounted for more than 10% of the Company’s consolidated net sales for 2001, 2000 and 1999.

Market Sectors

Magazines.  The Company believes that it is the sixth largest printer of magazines in the United States.  The Company’s principal competitors in magazines consist of four diversified printing companies.  The Company’s magazine customers include some of the largest and most established publishers in a diverse range of market categories.  The Company believes that established publishers and their publications are the most likely to have a continuing and improving market presence.  Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with an advantage over competitors whose customers may be more susceptible to such downturns.

Substantially all of the Company’s magazine printing is performed under contracts, the majority of which have remaining terms ranging from one to four years.  The Company’s strong relationships with its magazine customers have historically enabled it to extend most of its magazine contracts beyond their initial expiration dates.  The Company’s relationships with its top ten magazine customers average more than 18 years.

Catalogs.  The Company believes that it is the sixth largest printer of catalogs in the United States.  The Company’s key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business.  In addition, the Company’s business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries.  Consistent with industry practice, the Company performs most of its catalog printing under short-term (1 to 3 years) agreements with its customers.

Other Commercial Printing.  The Company also produces a variety of specialty commercial products such as magazine inserts, calendars, and general advertising products.  These commercial products enable the Company to optimize capacity utilization by supplementing its magazine and catalog business.

New Media Services.  From December 1997 through October 2000, the Company developed a variety of multimedia, on-line and content repurposing products and services (collectively, the “New Media Services”), which began as the Company became involved in the development and management of Internet websites to enhance its traditional printing capabilities and as a natural extension and expansion of its customer relationships.  Judd’s Online provided interactive web-site development, tracking, analysis and reporting services to publishers and direct-marketers desiring to complement ink-on-paper magazine products with on-line, brand-based products and services and to take advantage of marketing and sales opportunities in electronic commerce.  On October 19, 2000, the Company sold substantially all the net assets of Judd’s Online to a subsidiary of Susquehanna Media Corporation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Prepress

The Company provides a full range of prepress services and equipment utilizing the latest technology, answering the demand for high quality, 24-hour preparatory services.  The Company’s prepress services include conventional preparatory services, (such as color separation, digital page assembly, “preflighting” of digital files, computerized imposition, and laser platemaking) as well as state-of-the-art computer-to-plate technology.  The Company has made significant investments in transforming its prepress operations from labor-intensive to equipment- and system-intensive processes, including the introduction of electronic prepress capabilities enabling the Company to receive, create and process pages electronically and to utilize automated platemaking equipment.

Press Room

The Company offers its customers state-of-the-art heatset web offset press capabilities at each of its printing facilities.  The Company has invested in wide web press technology which represents a substantial capital commitment matched by only a small number of well-capitalized printers.  Wide web presses generate a significant cost savings on longer press runs.  Other specialized press capabilities include short cut-off and gapless presses, which reduce paper waste.  The Company’s presses can print on lower-cost paper stocks and certain presses incorporate folders to produce tabloid- and digest-size products.  The Company has both high-speed presses best suited for longer runs and other presses with shorter makeready times which are better suited for short runs. Management believes its printing operations have the consistent high quality reproduction, low paper waste, flexibility, and dependability that is required by the Company’s customers.

Binding and Finishing

The Company has invested significant capital to install high-speed, automated binding and finishing equipment.  Printed products requiring finishing are either saddle bound (stapled) or perfect bound (square back with adhesive).  The Company’s finishing services include blow-in-cards, polybagging, tipping, and tabbing.

The Company employs technological advances in ink-jet addressing and geo-demographic selective binding (on both a regional and specific carrier route basis).  All of the Company’s magazine and catalog binding equipment has ink-jet capabilities and partial or fully selective systems.  During the binding process, a product’s content can be modified to include or to exclude certain materials using technologies that enable a magazine publisher or catalog merchant to customize and personalize its market by sending the same basic magazine or catalog to all consumers while inserting different advertisements, messages, prices or product offerings, depending upon the geographic and demographic characteristics of the individual customer or subscriber.

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

The Company provides a number of mail list services which are designed to improve deliverability and minimize shipping costs.  Many mail list services are integrated into the finishing operation, reducing the need for redundant handling.  These services include merging multiple lists and purging duplication, formatting the tapes or optical disks which run the finishing controller, isolating undeliverable addresses due to faulty zip codes, correcting zip codes, creating postnet barcoding, and sorting files to support customers’ mailing strategies.  Additionally, the mail list services can be used to select names to target a specific audience for a particular publication or catalog.  The Company is also able to merge lists of names for the same customer or to co-mail catalogs and magazines of different customers to achieve increased postal presort discounts.  Management believes smaller competitors either cannot offer these services or can only offer them in a more limited way.

By integrating the mail list services with its consolidation and distribution services, the Company maximizes postal discounts for its customers through achieving optimum presort savings and automation discounts, as well as ensuring on-time delivery.  Due to its large shipping volume, the Company’s plants are designated postal distribution centers, each with full-time postal employees.  The Company’s volume and strategic locations enable it to ship directly to U.S. Postal Service sectional center facilities, thus providing postal discounts and more timely delivery for its customers.  The Company believes its distribution capabilities and favorable distribution locations provide a competitive advantage, especially as postal rates continue to rise.

Competition

The Company competes in each of its market segments on the basis of price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.

The Company’s competitors in the magazine and catalog printing market consist of diversified printing companies who have facilities sufficient to compete in the national market, along with various local or regional printers with less extensive facilities who compete for local or regional business.  The Company’s key competitors in these markets include Quebecor/World, R.R. Donnelley & Sons, Quad/Graphics, Banta Corporation and Brown Printing.

Raw Materials

Paper and ink are the primary direct materials used by the Company.  Generally, direct material costs are passed on to the customer.

The primary raw material used by the Company in its operation is paper.  In 2001, the Company’s customers supplied approximately two-thirds of the paper used in the printing process, and the Company supplied approximately one-third.  The cost of paper is a principal factor in the Company’s manufacturing costs and pricing to certain customers and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company’s net sales and cost of sales.  The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers.  Fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected volume or profits to any significant extent.  However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits.  The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers’ needs.

The Company supplies all of the ink used by its customers and has strong relationships with its suppliers.  The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers yield improved quality, pricing and overall services to its customers.  See “Certain Relationships and Related Party Transactions”.

Seasonality

The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year.  The Revolving Credit Facility has an aggregate commitment of $45.0 million, $41.4 million of which was available for future working capital and other general corporate purposes as of December 31, 2001.

Regulatory Compliance

The Company is subject to regulation under various federal, state, and local laws relating to the environment and to employee health and safety.  These environmental regulations relate to the generation, storage, transportation, handling, disposal, and emission into the environment of various substances.  Permits are required for operation of the Company’s business and these permits are subject to renewal, modification and, in certain circumstances, revocation.  The Company is also subject to regulation under various federal, state and local laws which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination, if any, at the Company’s own sites and at facilities where its waste is or has been disposed.  The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws.  The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws.  The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material, however the Company is not currently aware of any environmental or employee health or safety matter which could have a material adverse effect upon the Company’s competitive or consolidated financial statements.

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

Employees

As of December 31, 2001, the Company had approximately 2,389 employees, of which approximately 572 or 24% are represented by unions.  All of the union employees are employed at the Company’s Waterloo plant. Approximately 209 of such union employees are covered under a labor contract which expires in June 2007, and approximately 363 of such union employees are covered under a labor contract which expires in April 2002.  The Company is currently engaged in contract negotiations with this union and believes that it has satisfactory employee and labor relations.

Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following risk factors for the Company should be carefully considered.  These risks may impair the Company’s results of operations and business prospects.  The risks set forth below and elsewhere in this Annual Report could cause actual results to differ materially from those that the Company projects.

High Level of Indebtedness

In connection with prior transactions, the Company has incurred a significant amount of indebtedness and is highly leveraged.  In addition, subject to the restrictions in the Company’s Amended and Restated Credit Agreement with its banks (the “Credit Agreement”) and the Indenture (the “Indenture”) related to the outstanding 10-5/8% Senior Subordinated Notes (the “Senior Notes”), the Company may incur additional senior indebtedness to finance acquisitions and capital expenditures for other general corporate purposes.

The level of the Company’s indebtedness could have important consequences to holders of the Senior Notes, including: (i) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company’s future ability to obtain additional debt financing for working capital, capital expenditures or acquisitions may be limited; (iii) the Company’s level of indebtedness could limit its flexibility in reacting to changes in the printing industry and economic conditions generally, which could limit its ability to withstand competitive pressures or take advantage of business opportunities; (iv) the Company’s borrowing under the Credit Agreement will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (v) all of the indebtedness incurred in connection with the Credit Agreement will become due prior to the time the principal payments on the Senior Notes will become due.  Certain of the Company’s competitors currently operate on a less leveraged basis and are likely to have significantly greater operating and financing flexibility than the Company.

Ability to Service Debt

The Company’s ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.  The Company anticipates that its operating cash flow, together with available borrowings under the Credit Agreement, will be sufficient to meet its operating expenses, capital expenditure requirements and working capital needs and to service its debt requirements as they become due.  However, if the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital.  There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that they would enable the Company to continue to meet its debt service obligations or that they would be permitted under the terms of the Credit Agreement or Indenture.

Subordination of the Senior Notes and Guarantees

The Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all subsidiaries of the Company (the “Subsidiary Guarantors”) pursuant to guarantees (the “Guarantees”).  The Guarantees will be subordinated in right of payment to all senior indebtedness of the Company and the Subsidiary Guarantors.  In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company or the Subsidiary Guarantors will be available to pay obligations on the Senior Notes only after all senior indebtedness of the Company or the Subsidiary Guarantors, as the case may be, has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Notes then outstanding.  Additional senior indebtedness may be incurred by the Company and the Subsidiary Guarantors from time to time, subject to certain restrictions.  The Indenture generally provides that a Restricted Subsidiary (as defined in the Indenture) may incur indebtedness only if such Subsidiary agrees to guarantee the Senior Notes on a senior subordinated basis.  The holders of the Senior Notes have no direct claim against the Subsidiary Guarantors other than claims created by the Guarantees, which may themselves be subject to legal challenge in the event of the bankruptcy or insolvency of a Subsidiary Guarantor.  If such a challenge were upheld, the Guarantees would be invalidated and unenforceable.  To the extent that the Guarantees are held to be unenforceable or have been released pursuant to the terms of the Indenture, the rights of holders of the Senior Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy or reorganization may, as in the case with other unsecured creditors of the Company, be subject to prior claims against such Subsidiary Guarantor.

Holding Company Structure

The Company is a holding company, the principal assets of which consist of equity interests in its subsidiaries.  The Senior Notes are a direct obligation of the Company, which derives all of its revenues from the operations of its subsidiaries.  As a result, the Company will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal and interest on the Senior Notes.  Accordingly, the Company’s ability to pay interest on the Senior Notes and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries.  The payment of dividends from the subsidiaries to the Company and the payment of any interest on or the repayment of any principal of any loans or advances made by the Company to any of its subsidiaries may be subject to statutory restrictions under corporate law limiting the payment of dividends and are contingent upon the earnings of such subsidiaries.  The Company’s subsidiaries are guarantors of the indebtedness incurred under the Credit Agreement.  The Senior Notes are not secured by liens against any of the Company’s or its subsidiaries’ assets, while the indebtedness incurred under the Credit Agreement is secured by liens against substantially all the Company’s and its subsidiaries’ assets.

Restrictions Imposed by Terms of the Company’s Indebtedness

The Indenture restricts, among other things, the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined in the Indenture) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.  In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes).  The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests.  The Company’s ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests.  A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture.  Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable.  If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness.  If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full the indebtedness and the other indebtedness of the Company, including the Senior Notes.  The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all the assets of the Company and its subsidiaries, including all of their cash and other tangible and intangible assets, and all real property.  In addition, the Company and Perry Judd’s pledged as collateral all of their shares of capital stock in each of their subsidiaries.

Competition

The commercial printing industry in the U.S. is highly competitive in most product categories and geographic regions.  Competition is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology.  The Company competes for commercial business not only with large international and national printers, but also with smaller regional printers.  In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such regions.  In addition, many of the Company’s competitors have substantially greater financial, marketing, distribution, management and other resources than the Company, and as the industry experiences continued consolidation, the Company’s competitors may further enhance such resources.  The Company also believes that excess capacity in the industry, especially during periods of economic downturn, would result in downward pricing pressure and intensified competition in the printing industry.  Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so may have a material adverse effect on the Company’s financial condition and results of operations.  See “Business—Competition”.

Technological Changes

Technology in the printing industry has evolved and continues to evolve.  Since 1997, over $115.0 million of purchased and leased capital expenditures have been invested for printing facilities and production equipment.  As technology continues to evolve and as its customers’ needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services.  If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

Raw Materials - Paper

The cost of paper is a principal factor in the Company’s manufacturing costs and pricing to certain customers and consequently the cost of paper significantly affects the Company’s net sales.  The Company is generally able to pass increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers.  Typical fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected volume or profits to any significant extent.  However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits.  To the extent that there are future paper costs increases and the Company is not able to pass such increases to its customers or its customers reduce their demand for the Company’s products and services, the Company’s financial condition and results of operations could be materially adversely affected.

Capacity in the paper industry has remained relatively stable in recent years.  Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company.  Any loss of the sources for paper supply or any disruption in such sources’ business or failure to meet the Company’s product needs on a timely basis could cause, at a minimum, temporary shortages in needed materials which could have a material adverse affect on the Company’s results of operations.  Although the Company actively manages its paper supply and believes it has established strong relationships with its suppliers, there can be no assurance that the Company’s sources of supply for its paper will be adequate or, in the event that such sources are not adequate, that alternative sources can be developed in a timely manner.  If the Company is unable to secure sufficient supplies of paper of appropriate quality, its financial condition, results of operations and cash flows could be materially adversely affected.  See “Business—Raw Materials”.

Certain Customer Relationships

The Company currently provides products and services to certain customers without a written contractual arrangement.  While the Company believes that its relationship with each of these customers is good, there can be no assurance that such customers will continue to do business with the Company at current levels, if at all.

A Significant Portion of the Company’s Revenue depends on a Single Customer

For the years ended December 31, 2001, 2000 and 1999, Time, Inc. comprised 14%, 15% and 16% of consolidated net revenue, respectively. Time, Inc. has notified the Company that it will not renew its printing contract at its expiration on December 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected. However, the Company believes that this lost business will be replaced and therefore, does not expect a material adverse effect on its financial condition and results of operations. No other customer accounted for more than 10% of the business.

Environmental and other Governmental Regulation

The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee health and safety.  These environmental regulations relate to the generation, storage, transportation, handling, disposal and emission into the environment of various substances.  Permits are required for operation of the Company’s business, and these permits are subject to renewal, modification and, in certain circumstances, revocation.  The Company is also subject to regulation under various federal, state and local laws which allow regulatory authority to compel (or seek reimbursement for) cleanup of environmental contamination at the Company’s own sites and at facilities where its waste is or has been disposed.  The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws.  The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws.  The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.  See “Business—Regulatory Compliance”.

Reliance on Key Personnel

The Company’s success will continue to depend to a significant extent on its executive officers and other key management personnel.  There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.  In addition, the success of any acquisition by the Company may depend, in part, on the Company’s ability to retain management personnel on the acquired companies.  There can be no assurance that the Company will be able to retain such management personnel.

Control by Principal Stockholders

Robert E. Milhous and Paul B. Milhous, the Chairman and Vice Chairman, respectively, of the Company own together beneficially over 86% of the outstanding capital stock of the Company.  Accordingly, these stockholders have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including without limitation approval of merger transactions involving the Company and sales of all or substantially all of the Company’s assets.  See Item 12 “Security Ownership of Certain Beneficial Owners and Management”.

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

Item 2.            Properties

Each of the Company’s printing plants has a primary product expertise which allows it to maximize the efficiency and responsiveness of its operations.  Information about the Company’s facilities are set forth below:

Location	Use	Owned/Leased	Square Feet
Corporate Headquarters
Waterloo, WI	Executive Offices and
	Corporate Support Functions	Lease	50,200
Preproduction Facilities
Madison, WI	Digital Prepress Production	Lease	7,100

Printing Plants
Waterloo, WI	Long- and medium-run magazines	Lease	298,800
Strasburg, VA	Medium- and short-run magazines	Lease	353,400
Baraboo, WI	Consumer and business catalogs	Lease	614,000
Spencer, IA	Short-run magazines	Own	127,000

Warehouses
Waterloo, WI (3 sites)	Paper storage	Lease	112,800
Mt. Jackson, VA	Customer supplied inserts	Lease	61,700

In addition, the Company leases several sales offices located throughout the United States.  The Company believes that none of its leases are material to its operations and that such leases were entered into on market terms.

Item 3.            Legal Proceedings

On November 24, 1999, Journal Communications, Inc. and Northstar Print Group, Inc. filed suit against the Company in the State of Wisconsin Circuit Court for Jefferson County, Case No. 99CV373, arising out of the Company’s redemption of its Series A redeemable preferred stock held by the plaintiffs due to the Company’s outstanding indemnity claims involving breaches of warranties and representations made by the plaintiffs on certain assets purchased from the plaintiffs in connection with the acquisition of Perry Printing Corporation in 1995.  Redemption features of the Series A redeemable preferred stock provide the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to a maximum redemption value of $5 million.  The complaint alleged that the Company wrongfully redeemed the preferred stock, refused to pay dividends on other stock, and refused to pay for certain services allegedly rendered by the plaintiff to the Company.  On August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the two indemnity claims and the employee benefit obligation claim.  Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Series B and D redeemable preferred stock including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Series A redeemable preferred stock which was partially reinstated in the amount of 43,940.68 shares.  These Series A shares were recorded in the consolidated financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000, plus an adjustment for accretion through June 30, 2000 of $946,000.

Other claims, suits, and complaints may arise in the ordinary course of the Company’s business.  The Company believes that any such pending matters are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the consolidated financial statements of the Company, taken as a whole, if determined adversely against the Company.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s common stock or other equity securities. As of December 31, 2001, there were 15 holders of the common stock.

Dividends

The Company has never paid and has no present intention of paying cash dividends on its common stock.  Any determination in the future to pay dividends will depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company’s Board of Directors.  In addition, the Indenture governing the Company’s Senior Notes due in 2007 imposes certain restrictions on the Company’s ability to make certain distributions and restricts the payment of dividends by the Company in certain circumstances.

Item 6.            Selected Financial Data

The following table sets forth selected consolidated financial data for each of the last five fiscal years.  This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.  Information related to 1998 and 1997 is derived from financial statements not included herein.

	Perry Judd’s Holdings, Inc.
	(dollars in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000 (6)	Year Ended December 31, 1999(5)	Year Ended December 31, 1998(4)	Year Ended December 31, 1997(3)
Statement of Operations Data:
Net Sales	$321,111	$342,869	$315,998	$309,367	$161,290
Operating Expenses	300,612	321,408	305,679	295,981	155,376
Income from Operations	20,499	21,461	10,319	13,386	5,914
Net Income (Loss)	2,792	60	(4,464)	(2,539)	(2,658)
Balance Sheet Data (end of period):
Working Capital	$36,386	$33,737	$31,085	$73,579	$32,890
Total Assets	212,526	228,269	234,251	231,320	233,354
Long Term Debt	115,000	122,800	128,818	139,101	143,186
Minority Interests (1)	3,488	3,254	9,340	8,267	7,217
Stockholders’ Equity	23,002	20,079	19,371	23,835	26,374
Other Financial Data:
EBITDA (2)	$35,396	$32,215	$23,920	$26,020	$13,866
Statement of Cash Flows Data:
Net Cash Provided By (Used In) Operating Activities	$15,327	$20,869	$8,355	$(5,336)	$(1,288)
Net Cash Provided By (Used In) Investing Activities	(10,110)	(6,453)	(38,583)	46,384	(86,511)
Net Cash Provided By (Used In) Financing Activities	(6,018)	(13,424)	(8,284)	(2,383)	89,395

(1)   Includes unpaid dividends in the three years ended December 31, 1999.

(2)   “EBITDA” represents earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options, and gains and losses on dispositions of assets.  While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.  EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results.  In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies.  See the Company’s Consolidated Statements of Cash Flows and the related notes thereto included in this Form 10K.

(3)   On December 16, 1997, the Company acquired the assets of Judd’s Incorporated for $102.0 million less outstanding indebtedness.

(4)   On September 2, 1998, the Company sold all the outstanding shares of capital stock of its subsidiary, Port City for $29.4 million.

(5)   On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for $17.5 million.

(6)   On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary Judd’s Online, for $6.3 million.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1.  The following discussion contains forward-looking statements that involve risks and uncertainties.  The statements are based on current expectations, and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed in “Business — Risk Factors” and elsewhere in this Annual Report.

Results of Operations

Comparison of the year ended December 31, 2001 with the year ended December 31, 2000

Net sales decreased $21.8 million or 6.4% to $321.1 million for the year ended December 31, 2001 from $342.9 million for the year ended December 31, 2000. The decrease resulted primarily from a lower volume of production units from new and existing customers and from the sale of Judd’s Online on October 19, 2000, whose net sales of $4.4 million are included in the 2000 results.

Costs of production and distribution decreased $22.8 million or 8.3% to $253.1 million for the year ended December 31, 2001 from $275.9 million for the year ended December 31, 2000, principally due to lower operating expenses resulting from reduced production levels, the sale of Judd’s Online, and the termination of a defined benefit pension plan. Costs of production and distribution as a percentage of net sales were 78.8% for the year ended December 31, 2001 as compared to 80.5% for the year ended December 31, 2000. Paper costs were 23.6% of net sales for the year ended December 31, 2001 versus 23.5% for the year ended December 31, 2000.

Selling, general and administrative expenses decreased $2.6 million or 7.4% to $32.3 million for the year ended December 31, 2001 compared to $34.9 million for the year ended December 31, 2000 principally related to the sale of Judd’s Online. Selling, general and administrative expenses decreased as a percent of net sales to 10.1% in the 2001 period compared to 10.2% in the 2000 period.

Depreciation expense increased $1.1 million or 8.1% to $14.6 million for the year ended December 31, 2001 from $13.5 million for the year ended December 31, 2000 due primarily from the full year effect of purchased assets placed in service from 2000.

Gains or losses on disposals of business and equipment decreased $3.8 million for the year ended December 31, 2001 compared to the year ended December 31, 2000 related principally to the gain recognized on the sale of substantially all of the net assets of Judd’s Online on October 19, 2000.

Income from operations decreased $1.0 million or 4.7% to $20.5 million for the year ended December 31, 2001 from $21.5 million for the year ended December 31, 2000, due to the factors discussed in the preceding paragraphs.

EBITDA (as defined in Item 6. “Selected Financial Data” above) increased $3.2 million or 9.9% to $35.4 million for the year ended December 31, 2001 from $32.2 million for the year ended December 31, 2000 principally due to the factors discussed in the first two paragraphs of this section. EBITDA increased as a percent of net sales from 9.4% to 11.0%.

Interest expense decreased $1.0 million to $12.8 million for the year ended December 31, 2001 from $13.8 million for the year ended December 31, 2000 as a result of reduced debt levels and lower borrowing rates.

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

Gains or losses on disposals of business and equipment increased $4.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 related principally to the gain recognized on the sale of substantially all of the net assets of Judd’s Online on October 19, 2000.

Income from operations increased $11.2 million or 108.7% to $21.5 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999, due to the factors discussed in the preceding paragraphs.

EBITDA (as defined in Item 6.  “Selected Financial Data” above) increased $8.3 million or 34.7% to $32.2 million for the year ended December 31, 2000 from $23.9 million for the year ended December 31, 1999 principally due to the factors discussed in the first two paragraphs of this section.  EBITDA increased as a percent of net sales from 7.6% to 9.4%.

Interest expense decreased $0.5 million to $13.8 million for the year ended December 31, 2000 from $14.3 million for the year ended December 31, 1999 as a result of reduced debt levels during the 2000 period compared to the 1999 period.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options and gains and losses on dispositions of assets (“EBITDA”) was $35.4 million, $32.2 million and $23.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Working capital was $36.4 million, $33.7 million and $31.1 million at December 31, 2001, 2000 and 1999, respectively.
The $2.7 million increase in working capital at December 31, 2001 versus December 31, 2000 was primarily attributable to a reduced level of accrued liabilities relating to capital projects in progress. The $2.6 million increase in working capital at December 31, 2000 versus December 31, 1999 was primarily attributable to the redemption of preferred stock held by the former owner of Perry Printing (see legal proceedings) and the sale of Judd’s Online resulting in net proceeds of $6.3 million.

Capital expenditures for purchased assets and asset acquisitions funded under operating leases were as follows for the periods indicated (dollars in millions):

Capital Expenditures	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Purchased	$11.0	$12.8	$14.5
Funded under operating leases	15.5	1.0	8.6
Total	$26.5	$13.8	$23.1

These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment.  The purchased capital investments have been funded by internally generated funds and by borrowings under the Credit Agreement.  Generally, these capital expenditures have increased or will increase the Company’s production capacity and are part of the Company’s objective to maintain modern, efficient plants and technologically advanced equipment.  At December 31, 2001, the Company had commitments to purchase or lease approximately $14.1 million of operating assets.

During 1997 and 1998, the Company entered into sale and leaseback transactions for the majority of its real property located in Wisconsin and Virginia. Each of the sale and leaseback transactions has a 20-year term. The following table summarizes the initial annual lease expense and future escalations resulting from the sale and leaseback transactions.

	Initial Annual Lease Expense	Escalations Commencing at the Start of Year
		6	11	16
Wisconsin	$1.9 million	10.0%	10.0%	10.0%
Virginia	$1.3 million	14.5%	14.5%	14.5%

On December 16, 1997, concurrent with the consummation of the Judd’s acquisition and the issuance of the 10-5/8% senior subordinated debt, the Company amended and restated its existing term loan and revolving credit facility to provide a $45 million Revolving Credit Facility (based upon a borrowing base) and a $30 million Term Loan Facility.  The scheduled amortization of the Term Loan Facility is payable in monthly installments.  In addition to the scheduled amortization under the Term Loan Facility, additional payments are required equal to 75% of the annual excess cash flow, as defined, with payments to be applied in inverse order for amortization purposes. The initial five-year term of the Amended and Restated Credit Agreement expires on December 15, 2002 and Company management intends to negotiate a new credit agreement.

On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for $17.5 million in cash, including acquisition costs.  In addition, the Company assumed $6.6 million of Heartland’s indebtedness, all of which was paid in full upon consummation of the acquisition.

On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation for approximately $6.3 million, net of closing costs.  Net sales and loss from operations for this subsidiary which are included in the consolidated results of operations are as follows:

	January 1, 1999 through December 31, 1999		January 1, 2000 through October 18, 2000
Net sales	$3.4 million		$4.4 million
Loss from operations	$(0.1 million	)	$(0.4 million	)

Rents and operating lease expense were $17.2 million, $17.8 million and $16.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company has approximately $2.8 million of net operating loss carryforwards for state income tax purposes.  The Company has alternative minimum tax credits of approximately $2.3 million as of December 31, 2001, which do not expire and may be applied against regular tax in the future, in the event regular tax expense exceeds alternative minimum tax.

The Company plans to fund the majority of its major new capital expenditures through operating leases for the foreseeable future.  The Company believes that cash generated from operations and available borrowings under the Amended and Restated Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future.  The Revolving Credit Facility has an aggregate commitment of $45.0 million, $41.4 million of which was available for future working capital and other general corporate purposes as of December 31, 2001.

For information related to future commitments of the Company, see Notes 4, 7 and 11 of the Notes to Consolidated Financial Statements.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes.  The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements.  The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing.  Operating results may be affected by changes in short-term interest rates under the revolving credit and term loan facilities, pursuant to which borrowings bear interest at a variable rate.  Based on our debt outstanding under the revolving credit and term loan facilities as of December 31, 2001, an increase of 1.0% in interest rates would increase interest expense and decrease income before income taxes by approximately $78,000. See Note 4 of the Notes to Consolidated Financial Statements.

Item 8:           Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP was previously the independent auditors for Perry Judd’s Holdings, Inc. On August 27, 2001, that firm’s appointment as independent auditors was terminated and Ernst & Young LLP was engaged as independent auditors. The decision to change accountants was recommended by management and approved by the Board of Directors.

During the two fiscal years ended December 31, 2000, and the subsequent interim period through August 27, 2001, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinions to the subject matter of the disagreement.

The Independent Auditors’ Reports of Deloitte & Touche LLP on the consolidated financial statements of Perry Judd’s Holdings, Inc. and subsidiaries as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

Item 10.         Directors, Executive Officers and Key Management Employees

The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its subsidiaries as of March 1, 2002.  All of the persons listed below are U.S. citizens.

Directors and Senior

Executive Officers

Name	Age	Position
Robert E. Milhous	65	Chairman of the Board of Directors
Paul B. Milhous	63	Vice-Chairman of the Board of Directors
Craig A. Hutchison	49	Director, President and Chief Executive Officer
David E. Glick	55	Director and Executive Vice President, Operations
Verne F. Schmidt	61	Director, Secretary, Senior Vice President and Chief Financial Officer
Beth A. Lindsay	47	Senior Vice President, Human Resources

Executive Officers and
Key Management Employees

Name	Age	Position
Howard D. Sullivan	65	Senior Vice President, Publication Sales
Timothy M. Smith	44	Vice President, Publication Sales
Stephen M. Sanfelippo	44	Vice President, Commercial and Catalog Sales
Bradley J. Hoffman	40	Vice President, Corporate Controller
Walter A. Edwards	51	Vice President, Division Manager - Baraboo Plant
Larry C. Cole	58	Vice President, Division Manager - Waterloo Plant
Allen C. Briggs	53	Vice President, Division Manager - Strasburg Plant
Daniel L. Leever	53	Vice President, Division Manager - Heartland Plant

Robert E. Milhous has been Chairman of the Board of Perry Judd’s Holdings, Inc. and Perry Judd’s since December 1994.  Mr. Milhous was Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993.  Mr. Milhous is also the Chairman of the Board of Directors of Novamil Corporation (“Novamil”), which manages various companies owned by affiliates controlled by himself and Paul B. Milhous.  Robert E. Milhous is the brother of Paul B. Milhous.

Paul B. Milhous has been Vice Chairman of the Board of Perry Judd’s Holdings, Inc. and Perry Judd’s since December 1994.  Mr. Milhous was Vice Chairman of the Board of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993.  Mr. Milhous is also the Vice-Chairman of the Board of Directors of Novamil, which manages various companies owned by affiliates controlled by himself and Robert E. Milhous.  Paul B. Milhous is the brother of Robert E. Milhous.

Craig A. Hutchison has been the President and CEO of Perry Judd’s since April 1995.  Prior to that, Mr. Hutchison was President and CEO of Perry Printing Corporation (“Perry Printing”), the predecessor of Perry Judd’s, since 1990.  Mr. Hutchison has been a member of the Board of Directors of Perry Judd’s Holdings, Inc. and Perry Judd’s since April 1995.

David E. Glick joined Perry Judd’s as Executive Vice President of Operations in February 1998 and has been a member of the Board of Directors of Perry Judd’s Holdings, Inc. and Perry Judd’s since that time.  From 1993 to January 1998, Mr. Glick served in various capacities at Treasure Chest Advertising, a subsidiary of Big Flower Press Holdings, Inc., including Senior Vice President of Operations, Senior Vice President and General Manager of Operations and Sales and Senior Vice President of Operations and Technology.

Verne F. Schmidt has been Senior Vice President and Chief Financial Officer since he joined Perry Judd’s in January 1997 and was elected to the Board of Directors of Perry Judd’s Holdings, Inc. and Perry Judd’s in February 1998.  In July 2001, Mr. Schmidt was appointed as Secretary of the Company. From 1974 through 1996, Mr. Schmidt held various financial and accounting positions including Senior Vice President and Chief Financial Officer of Ringier America and its predecessor companies.

Beth A. Lindsay has been Senior Vice President of Human Resources since joining Perry Judd’s in March 1996.  From 1982 to 1996, Ms. Lindsay was employed with World Color Press in various positions, including Human Resources Director, Vice President Human Resources, Commercial Division, and Regional Vice President, Human Resources.

Howard D. Sullivan has been Senior Vice President, Publication Sales since December 1997.  Prior to this date, Mr. Sullivan served as Vice President of Sales and Customer Service, Shenandoah Valley.  Mr. Sullivan joined Judd & Detweiler in 1958 and rose to the position of Executive Vice President by 1979.  He left Judd’s in 1988 to serve as President and CEO of Holliday-Tyler Printing Corporation.  He returned to Shenandoah Valley as Vice President and Regional Sales Manager in 1992.

Timothy M. Smith has been Vice President of Publication Sales of Perry Judd’s since January 1997.  Prior to assuming his current responsibilities, Mr. Smith was Vice President of National Accounts from 1994 to 1997.  Mr. Smith served as Vice President of Eastern Sales from May 1993 to 1994 and, before that, he was Director of Sales from 1990 to 1993.

Stephen M. Sanfelippo has been Vice President, Commercial and Catalog Sales since January 2000.  Prior to assuming his current responsibilities, Mr. Sanfelippo served as Vice President Central Region Commercial Sales of Perry Judd’s since October 1997.  Prior to that, he was Director of Central Region Sales from 1994 to October 1997.

Bradley J. Hoffman has been Vice President, Corporate Controller of Perry Judd’s since May 1998 and previously was Vice President, Finance of Perry Printing from July 1994.  From December 1992 to July 1994, Mr. Hoffman served as Controller Web Division/Waterloo Plant.  From September 1989 to December 1992, Mr. Hoffman was Chief Financial Officer and Director of Operations at Putman Publishing Company.

Walter A. Edwards has been Vice President, Division Manager of the Baraboo Plant since joining Perry Judd’s in January 1996.  From 1991 to 1995, Mr. Edwards was employed by World Color Press as Vice President and Regional Manager.  From 1974 to 1991, Mr. Edwards held a variety of positions at R.R. Donnelley & Sons/Meredith-Burda, including Vice President, Manufacturing and Group Manufacturing Manager.

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

Item 11.         Executive Compensation

Director Compensation

Non-employee directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.  In addition, Robert E. Milhous and Paul B. Milhous currently receive $33,275 each in annual compensation for their services as Chairman and Vice Chairman, respectively, of the Board of Directors of the Company.

Executive Compensation

The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2001, 2000 and 1999 by the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation (1)					Long-Term Compensation (2)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options (# of Shares)	All Other Compensation (1)
Craig A. Hutchison,	2001	$325,805	$156,386	—		—
President and CEO	2000	$316,486	$126,594	—		—	—
	1999	$307,275	$122,910	—		—	—

David E. Glick,	2001	$294,946	$123,877			—
Executive Vice President,	2000	$285,214	$99,825	—		—	—
Operations	1999	$277,070	$96,975	—		—	$265,343	(3)

Howard D. Sullivan,	2001	$269,426	$82,795	$12,300	(4)	—	$100,000	(5)
Senior Vice President,	2000	$259,500	$68,302	$12,300	(4)	—	$75,000	(5)
Publication Sales	1999	$242,573	$74,779	$339	(4)	—	—

Verne F. Schmidt,	2001	$254,818	$107,024	—
Senior Vice President and	2000	$246,462	$86,262	—		—	$1,008	(3)
Chief Financial Officer	1999	$233,362	$82,062	—		—	$12,595	(3)

Beth A. Lindsay	2001	$189,458	$79,572	—		—	—
Senior Vice President,	2000	$182,846	$63,996	—		—	—
Human Resources	1999	$177,846	$58,511	—		—	—

(1)     The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company and certain perquisites and other personal benefits, securities or property received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in this table.

(2)     The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 2001.

(3)     Consists of relocation expenses paid by the Company.

(4)     Consists of auto lease payments paid by the Company.

(5)     Consists of amounts accrued under a severance agreement.

Option Grants

No stock options were granted to the Named Executive Officers during 2001.

Year-End Option Table

All stock options held by Named Executive Officers were exercised in 2000.

Employment Agreement

On April 28, 1995, Craig Hutchison entered into a three-year employment agreement with Perry Judd’s (the “Employment Agreement”) to serve as President and Chief Executive Officer of Perry Judd’s.  The employment agreement was extended for three one-year periods commencing April 1998 and unless terminated by written notice of either party, the Employment Agreement renews automatically for up to two additional one-year periods.  The Employment Agreement provides for a base salary of $235,000, subject to adjustment upward at the discretion of the Board of Directors.  Mr. Hutchison’s current annual base salary is $327,600.  Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other life, welfare and health plans and benefit programs made available by the Company to the senior executive officers of the Company.  The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, the expiration of the fifth term extension, or for termination other than for cause, death or permanent disability.  The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter.  However, if such effective date shall be subsequent to the expiration of a fourth term extension it shall be assumed that Mr. Hutchison would have been entitled to salary at the rate in effect on the effective date of termination during such one year period after such date notwithstanding the expiration of the fifth term extension.

Change in Control Severance Program

Under the severance arrangement with Mr. Hutchison, dated April 28, 1995, (i) if there is a change in control (ii) if the aggregate value of stock and stock options held by Mr. Hutchison (“equity value”) is less than $2,000,000 and (iii) if (a) Mr. Hutchison’s employment is terminated as a result of the change of control, (b) Mr. Hutchison is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Hutchison is asked to relocate and instead leaves the Company, Mr. Hutchison’s salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first.  Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Hutchison is less than $1,000,000, the Company will be obligated to pay Mr. Hutchison the amount of such difference.

The Company entered into three severance arrangements with three of its executive officers, Verne F. Schmidt, David E. Glick and Howard D. Sullivan in December 1996, January 1998, and March 2000, respectively, under which each officer is entitled to certain benefits in the event of a change in control of the Company.

Under the severance arrangement with Verne F. Schmidt, (i) if there is a change in control and (ii) if (a) Mr. Schmidt’s employment is terminated or (b) Mr. Schmidt does not have the opportunity to accept a comparable position with a successor entity after a change of control, Mr. Schmidt will receive his current salary and benefits for up to one year or until he accepts another position, whichever occurs first.

Under the severance arrangement with David E. Glick, (i) if there is a change in control (ii) if the aggregate value of stock and stock options held by Mr. Glick (“equity value”) is less than $2,000,000 and (iii) if (a) Mr. Glick’s employment is terminated as a result of the change of control, (b) Mr. Glick is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Glick is asked to relocate and instead leaves the Company, Mr. Glick’s salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first.  Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Glick is less than $1,000,000, the Company will be obligated to pay Mr. Glick the amount of such difference.

Under the severance arrangement with Howard D. Sullivan, Mr. Sullivan is entitled to a payment of $200,000 if (i) there is a change of control or (ii) if Mr. Sullivan remains active and effective in his current capacity as Senior Vice President of Publication Sales through March 31, 2002.  If Mr. Sullivan leaves the employ of the Company before March 31, 2002 for any reason other than a good cause termination, Mr. Sullivan will be entitled to a pro rata payment through the last day of his employment.

Stockholder Agreements

Certain agreements among the stockholders of the Company, to which the Company is also a party, provide majority stockholders proposing to sell shares in a change of control transaction with the right to require the other stockholders to include their shares in such sale.  Conversely, minority stockholders have the right to sell shares on a sale by majority stockholders on a pro rata basis.  In addition, the agreements provide the Company with rights of first refusal on proposed transfers of shares by certain other stockholders.

At December 31, 2001, 42,905 shares of common stock held by management are subject to put and call arrangements similar to the shares purchased under the Stock Option Plan (see below) at the employee’s termination, retirement after attaining age 62, permanent disability or death.

Management Incentive Compensation Plan

The Company’s management employees, including the Named Executive Officers, are eligible to participate in the Company’s Management Incentive Compensation Program (the “Management Incentive Program”).  Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company’s achievement of financial performance targets that are based on the Company’s annual budget as approved by the Board of Directors.  During 2001, the Company achieved certain financial performance targets and bonus payments of approximately $1.5 million have been accrued under the Management Incentive Program to be paid in 2002.

1995 Stock Option Plan

On May 6, 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the “Stock Option Plan”), which provides for the grant of non-statutory stock options (“Options”) for the purchase of common stock of the Company to officers and employees of the Company.  The Stock Option Plan was subsequently amended by the Board of Directors in 1995 and 2000.  The maximum number of shares of common stock issuable under the Stock Option Plan is 41,307, all of which have been granted and exercised.  The Stock Option Plan is currently administered by the Board of Directors of the Company, but can be delegated to an authorized committee thereof.

Options granted under the Stock Option Plan are “hybrid” performance options.  Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the $0.01 original exercise price until vested.  Options vest as follows: 10% on December 31 of each of the first five calendar years of service commencing with December 31 of the calendar year of the option grant; 15% on December 31 of the next two calendar years; and the remaining 20% on December 31 of the eighth calendar year from the issuance date.  Accelerated vesting of Options can occur during the first five calendar years after issuance upon the Company’s attainment of performance milestones, determined annually by the Board of Directors.  For each year in which performance milestones are attained, 10% of the shares under the Options shall vest on an accelerated basis, with the installments that would vest latest under the Options being accelerated first.  Outstanding Options also accelerate upon the occurrence of a change of control of the Company.  During 2001, 2000 and 1999, the Company achieved certain financial performance targets accelerating the vesting of 10% each year of certain shares under the Options.  The exercise price of Options under the Stock Option Plan is set at $0.01 per share, and each Option has an 18-year term.  During 2000, all outstanding options were exercised.

In addition to the right to repurchase unvested option shares described above, under the Stock Option Plan, vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies.  The put and call options are at fair value. Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company, at fair value.   In addition, the Company has a right to call and the option shareholder has a right to put any vested option shares issued or issuable under outstanding Options at the end of their 18-year term at fair value.  The Stock Option Plan also provides that the Company has a right of first refusal on any proposed disposition of shares acquired under an Option by sale, transfer or in connection with a marital dissolution, which right shall lapse upon the initial public offering of the Company’s common stock.

401(k) Plan

The Company’s operating subsidiary, Perry Judd’s, implemented a 401(k) Retirement Savings Plan effective April 28, 1995 (the “401(k) Plan”).  All employees 21 years of age or older employed by Perry Judd’s and any affiliated company who adopts the plan are or will be eligible to participate in the 401(k) Plan.  Participants in the 401(k) Plan may not contribute more than certain specified amounts depending upon the employee’s level of compensation.  Each company participating in the 401(k) Plan makes contributions to the 401(k) Plan equal to 3% of eligible earnings of all qualified participating employees, as determined under the 401(k) Plan.  Participating employees are 100% vested in all contributions.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee.  The following officers and employees participated in deliberations concerning executive compensation: Robert E. Milhous, Paul B. Milhous, Craig A. Hutchison and Beth A. Lindsay. Mr. Hutchison is an executive officer of Perry Judd’s and a member of the Board of Directors of Perry Judd’s Holdings, Inc.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 1, 2002 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group.  Except as otherwise listed below, the address of each person listed is c/o Perry Judd’s Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

	Shares Beneficially Owned at March 1, 2002
Name	Number	Percent
Ropamil Limited Partnership(1)	782,775	86.8
791 Park of Commerce Drive Boca Raton, Florida 33487

Craig A. Hutchison	27,193	3.0

David E. Glick	20,392	2.3

Verne F. Schmidt	5,718	*

Beth A. Lindsay	5,718	*

All directors and executive officers as a group (13 persons)	866,987	96.2

*       Less than 1%

(1)     Robert E. Milhous, a director, and the Chairman of the Board of Directors of the Company and Paul B. Milhous, a director and the Vice-Chairman of the Board of Directors of the Company and certain affiliated entities beneficially own the partnership interests in this partnership.

Item 13.         Certain Relationships and Related Party Transactions.

Perry Judd’s and Novamil Corporation (“Novamil”), a California corporation owned beneficially by Robert E. Milhous, Chairman of the Company and Paul B. Milhous, Vice Chairman of the Company, were parties to a Management Agreement dated as of April 28, 1995 which was subsequently assigned by Perry Judd’s to Perry Judd’s Holdings and amended by Perry Judd’s and Novamil as of December 16, 1997 (the “Amended Management Agreement”).  Pursuant to the Amended Management Agreement, Novamil provides Perry Judd’s Holdings certain management services by agents and employees of Novamil other than Robert E. Milhous and Paul B. Milhous in connection with business strategy, operations and finance.  Under the Amended Management Agreement, as amended, Perry Judd’s Holdings pays to Novamil an annual management fee of $750,000 payable in equal monthly installments and subject to annual adjustment for increases in costs of living.  The Amended Management Agreement has a term of five years from December 16, 1997, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of Perry Judd’s Holdings, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.

Pursuant to a consulting agreement dated April 28, 1995 (the “Consulting Agreement”), Robert E. Milhous and Paul B. Milhous provide consulting services to Perry Judd’s as principals of New House Capital Management Corp., (“New House”) a Delaware corporation, for which Perry Judd’s pays an annual consulting fee of $450,000 (subject to annual increases not to exceed 10%), payable in equal monthly installments.  The Consulting Agreement has an initial term of five years, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.  On December 16, 1997, the Consulting Agreement was assigned by Perry Judd’s to the Company. During 2001, the Company approved an additional bonus of $500,000 payable to New House which has been accrued as of December 31, 2001.

Pursuant to a promissory note dated November 15, 1996, PPC Holdings loaned to Thomas V. Bressan, a former Director of the Company, the principal amount of $175,000 at an interest rate of 7% per annum.  Principal and interest was payable in four annual installments of $26,100 with final payment of all principal and interest outstanding thereafter due and payable on November 15, 2001. On November 15, 2001, the Company extended and replaced the initial promissory note with an amended promissory note which is due on November 15, 2008. Under the amended promissory note of $122,154, an initial payment of $26,100 was due on February 15, 2002. On November 15, 2002 and on each November 15 thereafter, all accrued and unpaid interest is due and payable. On November 15, 2008, the principal balance and accrued and unpaid interest is due and payable in full.

Pursuant to a consulting agreement dated as of January 10, 1997, Thomas V. Bressan, a former Director of the Company, provided consulting services to Perry Judd’s regarding strategic planning, acquisition analysis and structuring, financing and other significant corporate transactions, and other business strategies.  The agreement had a term of five years, with a  total consulting fee payable under the agreement of $225,000, payable in five equal annual installments of $45,000. On November 15, 2001, the Company extended and modified the consulting agreement through November 15, 2003 with an additional consulting fee payable under the agreement of $13,450 payable in two annual installments of $6,725. The agreement may be extended on annual basis without notification by mutual consent provided that the services performed comply with the agreement.

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          The following documents are included in this report at the page numbers indicated.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K in the fourth quarter ended December 31, 2001.

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
2.2

Stock Purchase Agreement dated as of July 31, 1998 by and among Mack Printing Company, Port City Press, Inc. and Perry Judd’s Incorporated. Incorporated by reference to Exhibit 2.2 to the 8-K dated as of September 17, 1998.

3.1 *	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
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

4.2

Registration Rights Agreement dated as of December 16, 1997 between the Company and BT Alex. Brown as Initial Purchaser.  Incorporated by reference to Perry Judd’s Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.2

Amended and Restated Credit Agreement dated as of December 16, 1997, among Perry Graphic Communications, Inc., Shenandoah Valley Press, Inc., and Port City Press, Inc., as Borrowers, the Lenders (as defined therein) and BT Commercial. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 + †	Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 1995. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4(a) †	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.
10.4(b) †	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.
10.4(c) †	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

16.0	Letter regarding change in certifying accountant.
21.0 *	Subsidiary Listing

*      Filed herewith

+      Confidential treatment has been requested and received as to portions of this agreement.

†      Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

PERRY JUDD’S HOLDINGS, INC.

By:	/s/	Craig A. Hutchison
Craig A. Hutchison
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Craig A. Hutchison and Verne F. Schmidt, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Craig A. Hutchison	President, Chief Executive Officer, and	March 29, 2002
Craig A. Hutchison	Director (Principal Executive Officer)

/s/ David E. Glick	Executive Vice President,	March 29, 2002
David E. Glick	Operations, and Director

/s/ Verne F. Schmidt	Senior Vice President, Chief Financial Officer,	March 29, 2002
Verne F. Schmidt	Secretary and Director
(Principal Financial Officer)

/s/ Robert E. Milhous	Director	March 29, 2002
Robert E. Milhous

/s/ Paul B. Milhous	Director	March 29, 2002
Paul B. Milhous

PERRY JUDD’S HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Minority Interests, Preferred Stock and Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Schedules:

For the years ended December 31, 2001, 2000 and 1999:

II	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Perry Judd’s Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Perry Judd’s Holdings, Inc. (the Company) as of December 31, 2001, and the related consolidated statements of operations, minority interests, preferred stock and stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 22, 2002

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Perry Judd’s Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Perry Judd’s Holdings, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, minority interests, preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000.  Our audits also included the consolidated financial statement schedule for each of the two years in the period ended December 31, 2000 listed in the Index at Item 14.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2000 and 1999 financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Judd’s Holdings, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule for each of the two years in the period ended December 31, 2000, when considered in relation to the basic 2000 and 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 16, 2001

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

ASSETS

	December 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$4,123	$4,924
Accounts receivable, net	59,353	63,123
Inventories	14,624	19,374
Prepaid expenses	1,801	1,645
Deferred income taxes	1,079	1,145
Total current assets	80,980	90,211

PROPERTY, PLANT AND EQUIPMENT:
Machinery and equipment	127,498	114,854
Office furniture, equipment and vehicles	10,197	9,933
Buildings and improvements	3,166	3,165
Leasehold improvements	4,504	4,127
Land and land improvements	607	607
Projects in progress	2,722	8,509
	148,694	141,195
Less accumulated depreciation and amortization	51,219	39,667
Property, plant and equipment, net	97,475	101,528

INTANGIBLE ASSETS:
Goodwill, net	29,431	30,380
Deferred financing costs, net	3,673	4,881
Acquisition costs, net	967	1,269
Intangible assets, net	34,071	36,530
TOTAL	$212,526	$228,269

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	December 31,
	2001	2000
CURRENT LIABILITIES:
Accounts payable	$18,323	$22,755
Accrued expenses	17,502	26,941
Accrued interest and dividends	663	649
Income taxes payable	306	111
Current portion of long-term debt	7,800	6,018
Total current liabilities	44,594	56,474

LONG-TERM DEBT (less current portion)	115,000	122,800

DEFERRED INCOME TAXES	17,014	15,816

OTHER NONCURRENT OBLIGATIONS	9,428	9,846

MINORITY INTERESTS, Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,488	3,254

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A)—par value $0.001 per share, 775,000 shares authorized, 172,328 and 148,731 shares issued and outstanding, respectively	17,233	14,873
Common stock-par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,279	22,148
Accumulated deficit	(16,511)	(16,943)
Total stockholders’ equity	23,002	20,079
TOTAL	$212,526	$228,269

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
NET SALES	$321,111	$342,869	$315,998

OPERATING EXPENSES:
Costs of production and distribution	253,074	275,931	259,312
Selling, general and administrative	32,338	34,945	32,385
Depreciation	14,582	13,511	11,863
Amortization of intangibles	1,251	1,441	1,983
(Gain) loss on disposals of business and equipment	(633)	(4,420)	136
	300,612	321,408	305,679

INCOME FROM OPERATIONS	20,499	21,461	10,319

OTHER (INCOME) EXPENSES:
Interest expense	12,784	13,831	14,293
Interest income	(127)	(621)	(980)
Amortization of deferred financing costs	1,200	1,200	1,241
Other expenses	434	426	381
	14,291	14,836	14,935

INCOME (LOSS) BEFORE INCOME TAXES	6,208	6,625	(4,616)

PROVISION (BENEFIT) FOR INCOME TAXES	2,909	3,320	(1,226)

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	3,299	3,305	(3,390)

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	507	3,245	1,074

NET INCOME (LOSS)	$2,792	$60	$(4,464)

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Minority Interests		Preferred Stock		Common Stock And Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 1998	70,973	$7,097	110,790	$11,079	860,010	$21,501	$(8,745)
Net loss	—	—	—	—	—	—	(4,464)

Stock dividends	1,625	163	17,576	1,758	—	—	(1,758)
December 31, 1999	72,598	7,260	128,366	12,837	860,010	21,501	(14,967)
Net income	—	—	—	—	—	—	60

Stock dividends	813	81	20,365	2,036	—	—	(2,036)

Redemption of Series B and D redeemable preferred stock	(73,411)	(7,341)	—	—	—	—	—

Reinstatement of Series A redeemable preferred stock	43,941	3,143	—	—	—	—	—

Accretion on Series A redeemable preferred stock	—	111	—	—	—	—	—

Stock options exercised at $0.01 per share	—	—	—	—	41,307	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	648	—
December 31, 2000	43,941	3,254	148,731	14,873	901,317	22,149	(16,943)

Net income	—	—	—	—	—	—	2,792

Stock dividends	—	—	23,597	2,360	—	—	(2,360)

Accretion on Series A redeemable preferred stock	—	234	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	131	—

December 31, 2001	43,941	$3,488	172,328	$17,233	901,317	$22,280	$(16,511)

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,792	$60	$(4,464)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,833	14,952	13,846
Amortization of deferred financing costs	1,200	1,200	1,241
Reinstatement and accretion on redeemable preferred stock	234	3,254	—
Compensation related to common stock options	131	648	—
Deferred income taxes	1,176	1,531	(1,226)
(Gain) loss on disposals of business and equipment	(633)	(4,420)	136
Changes in assets and liabilities excluding effect of businesses acquired or disposed:
Receivables	3,770	2,062	(9,383)
Inventories	4,750	(568)	(3,127)
Prepaid expenses	(156)	158	(177)
Accounts payable	(4,432)	(4,696)	8,789
Accrued expenses	(9,439)	9,826	1,196
Accrued interest and dividends	14	(3,020)	1,010
Income taxes, net	283	(77)	(800)
Other liabilities	(196)	(41)	1,314
Net cash provided by operating activities	15,327	20,869	8,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(24,118)
Proceeds from sale of businesses	—	6,268	—
Expenditures for property, plant and equipment	(26,531)	(13,788)	(23,117)
Capital projects converted to operating leases	15,533	1,038	8,649
Proceeds from sale of property, plant and equipment	888	29	3
Net cash used in investing activities	(10,110)	(6,453)	(38,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series B and D redeemable preferred stock	—	(7,341)	—
Repayment of term debt	(6,018)	(6,083)	(8,284)
Net cash used in financing activities	(6,018)	(13,424)	(8,284)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(801)	992	(38,512)
BALANCE AT BEGINNING OF YEAR	4,924	3,932	42,444
BALANCE AT END OF YEAR	$4,123	$4,924	$3,932

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year (in thousands):

	Year Ended December 31,
	2001	2000	1999
Interest	$12,769	$13,869	$14,642

Income taxes	$1,450	$1,830	$768

NON-CASH TRANSACTIONS:

Stock dividends issued to minority interests approximated $81,000 and $163,000 based on their estimated value at the time of issuance for the years ended December 31, 2000 and 1999, respectively.  Such amounts were paid effective June 30, 2000.

On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest.  Stock dividends issued on this stock approximated $2,360,000, $2,036,000 and $1,758,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  See Note 9.

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION

Nature of Business - The Company is a full service heatset web offset printer of magazines, catalogs, and other commercial products.  The Company serves a national domestic market in the printing of weekly and monthly consumer, special interest and trade magazines, business-to-business and consumer catalogs, and a variety of other direct advertising products.  The Company operates principally in one business segment, printing services.

Principles of Consolidation - The consolidated financial statements include the accounts of Perry Judd’s Holdings, Inc., its wholly-owned subsidiary, Perry Judd’s Incorporated, (Perry Judd’s) and Judd’s Online, Inc. (Judd’s Online), a wholly-owned subsidiary of Perry Judd’s (collectively hereafter referred to as the “Company”).  All significant intercompany balances and transactions have been eliminated.

Effective April 28, 1995, the Company acquired certain net assets of Perry Printing Corporation (“Perry Printing”).  Prior to April 28, 1995, the Company had no operating activities.  On December 16, 1997 the Company acquired all of the outstanding capital stock of Judd’s Incorporated (Judd’s).  Judd’s was subsequently merged into Perry Judd’s.

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Heartland Press, Inc. (“Heartland”) for $17.5 million, including acquisition costs.  Heartland was subsequently merged with and into Perry Judd’s.  In addition, the Company assumed $6.6 million of Heartland’s indebtedness, all of which was paid in full upon consummation of the acquisition.  The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying financial statements since the acquisition date.  The final allocation of the purchase price was based upon the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of assets acquired	$21,420
Goodwill	8,697
Fair value of liabilities assumed	(12,642)
Amounts paid to creditors	6,643
Cash paid for net assets acquired	$24,118

Asset Dispositions

On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation for $6.3 million, net of closing costs.  The after-tax gain resulting from this sale approximated $2.6 million (approximately $4.2 million on a pre-tax basis).  Net sales of Judd’s Online were $4.4 million for the period from January 1, 2000 through October 18, 2000, and $3.4 million for the year ended December 31, 1999.  The business incurred a loss from operations of $0.4 million for the period from January 1, 2000 through October 18, 2000, and $0.1 million for the year ended December 31, 1999.  Concurrent with the sale of Judd’s Online, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the Company for services related to the disposition.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk Considerations - The Company has one customer which consists of six publication titles comprising approximately 14%, 15% and 16% of total net sales volume for the years ended December 31, 2001, 2000 and 1999, respectively.  The various titles for this customer are under contracts expiring between December 31, 2002 and December 31, 2003.

The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections.  The allowance and provision for bad debts are adjusted periodically based upon the Company’s evaluation of historical collection experience, industry trends and other relevant factors.  The allowance for doubtful accounts was $1,236,000 and $1,239,000 at December 31, 2001 and 2000, respectively.

Inventory Valuation - Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

December 31,

	2001	2000
Raw materials	$6,803	$9,544
Work in process	4,161	6,238
Production supplies	881	965
Repair and maintenance parts	2,779	2,627
	$14,624	$19,374

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Assets are depreciated on the straight-line basis over estimated useful lives which range from three to forty years.

Estimated useful life
(In years)
Machinery and equipment	3-15
Office furniture, equipment and vehicles	3-10
Buildings and improvements	7-40
Land improvements	25-40
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Capitalized interest on borrowed funds during construction was $310,000, $0 and $238,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Long-lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations,” relating to a disposal of a segment of a business. The Company adopted the provisions of SFAS No. 144 as of January 1, 2001. Similar to SFAS No. 121, SFAS No. 144 establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale (for example, abandonments, exchanges for similar productive assets or in a distribution to owners in a spinoff) shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. As of December 31, 2001, management believes that there has not been any impairment of the Company’s long-lived assets.

Goodwill and Other Intangible Assets - Cost in excess of net assets of businesses acquired (“goodwill”) is amortized and charged against operations on a straight-line method over 35 years.  Accumulated amortization on these costs was $3,526,000 and $2,577,000 at December 31, 2001 and 2000, respectively.  Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $6,290,000 and $5,082,000 at December 31, 2001 and 2000, respectively.  Other intangible assets identified in connection with certain acquisitions are being amortized over the estimated useful lives of the assets which range from five to fifteen years.  Accumulated amortization on these costs was $3,221,000 and $2,919,000 at December 31, 2001 and 2000, respectively.

Revenue Recognition - Revenue is recognized when complete orders are shipped.

Shipping and Handling -  Amounts billed to a customer in a sale transaction related to shipping and handling are reported as net sales, and the related costs incurred for shipping and handling are reported as costs of production and distribution.

Income Taxes - Deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.  This method gives immediate effect to changes in income tax laws upon enactment.

Estimates - The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Values - The Company believes that the carrying amount of its cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and borrowings under its term loan facility approximate fair value due to the short maturity of these instruments.  The estimated fair value of the Company’s publicly traded debt (senior subordinated notes), based on quoted market prices, was approximately $108.8 million and $96.6 million as of December 31, 2001 and 2000, respectively.

New Accounting Standards - In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company’s consolidated balance sheet at that date. The Company will implement the provisions of SFAS No. 142 beginning January 1, 2002 and anticipates that all goodwill amortization will be eliminated as a charge to operating expenses in 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment test for recorded goodwill as of January 1, 2002. The Company does not expect that the transitional impairment test will result in any significant impairment losses.

3.     BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2001	2000
Trade receivables	$48,978	$62,366
Receivable from lessor	7,913	—
Other receivables	3,698	1,996
Allowance for doubtful accounts	(1,236)	(1,239)
	$59,353	$63,123

Accrued expenses consist of the following (in thousands):

	December 31,
	2001	2000
Employee related expenses	$9,586	$9,309
Accrued paper costs	2,226	5,371
Taxes other than income	1,504	1,340
Other accrued expenses	4,186	10,921
	$17,502	$26,941

4.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2001	2000
Revolving credit facility	$—	$—
Term loan facility	7,800	13,800
Capital lease obligations	—	18
Senior subordinated notes	115,000	115,000
Total debt	122,800	128,818
Less current portion	(7,800)	(6,018)
Long-term debt	$115,000	$122,800

On April 28, 1995, the Company entered into a five year Credit Agreement with a commercial bank consortium that provides a revolving credit and term loan facility.  These loans are collateralized by substantially all assets of the Company.  Concurrent with the acquisition of Judd’s, the Company entered into an Amended and Restated Credit Agreement extending the maturity to December 15, 2002.  The Credit Agreement requires the Company to maintain and meet certain minimum operating ratios and limits expenditures for property and equipment, investments, other indebtedness, commitments, guarantees and contingent liabilities.  Additionally, the credit agreement restricts payments of dividends on the Company’s common stock.  At December 31, 2001, the Company was in compliance with these requirements.

Revolving Credit Facility - The Company has the ability to borrow, subject to certain terms and conditions, up to $45.0 million until December 15, 2002, at which time any outstanding borrowings become due and payable unless otherwise extended based upon mutual agreement of the Company and lenders.  Borrowings against the line are either at a Eurodollar rate plus 2.00%, (3.94% at December 31, 2001) fixed for periods up to 180 days, or at the prime rate plus 0.50% (5.25% at December 31, 2001). At December 31, 2001, $41.4 million of the revolving credit facility was available for future working capital and other general corporate purposes.

Term Loan Facility - The term loan facility is due in installment amounts at the last day of each month until December 15, 2002, at which time any outstanding borrowings become due and payable.  Repayments may not be reborrowed.  Borrowings are either at a Eurodollar rate plus 2.25%, (4.19% at December 31, 2001) fixed for periods of up to 180 days, or at the prime rate plus 0.75% (5.50% at December 31, 2001).  The term loan facility ranks equally in right of payment with other existing and future senior indebtedness of the Company and senior in right of payment to the  senior subordinated notes.

Senior Subordinated Notes  - The Company issued $115,000,000 aggregate principal amount of its 10 5/8% senior subordinated notes due December 15, 2007 in connection with its acquisition of Judd’s.  Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year.  The notes are redeemable, in whole or in part, at the option of the Company on or after December 15, 2002 at specified redemption prices plus accrued interest to the date of redemption.  The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances.

5.     MINORITY INTERESTS

In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the company (Perry Judd’s) issued the following redeemable preferred stock:

Series A Redeemable Preferred Stock - At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflected an original issue discount of $2.5 million which was the difference between the fair value at the time of issuance and the April 28, 2005 redemption value.  The difference is being accreted by charging operations until redemption.  Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to redemption value times 90% of the prime interest rate.  At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding.  During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was recorded.  During the third quarter ended September 30, 2000, the Company reached a settlement with the former owner of Perry Printing resulting in a partial reinstatement of Series A redeemable preferred stock.  Pursuant to the settlement agreement dated August 31, 2000, effective June 30, 2000, 43,940.68 shares of Series A redeemable preferred stock were reinstated at an accreted value of $3,143,000 and $1,452,000 of accumulated dividends were paid.  Additional dividends of approximately $189,000 were paid during the year ended December 31, 2000.  (See Note 11.) Dividends of $273,000 were paid during the year ended December 31, 2001.

Series B Redeemable Preferred Stock - Effective June 30, 2000, the outstanding shares of Series B redeemable preferred stock were redeemed on September 6, 2000.  Each share of Series B, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends of 12.5% of redemption value and stock dividends of 2.5% of redemption value (issued in Series D redeemable preferred shares).  At June 30, 2000 and December 31, 1999, 65,000 shares were authorized, issued and outstanding and were mandatorily redeemable on November 1, 2000.  Accrued and unpaid dividends were approximately $2.2 million and $1.8 million at June 30, 2000 and December 31, 1999, respectively. (See Note 11.)

Series D Redeemable Preferred Stock - Effective June 30, 2000, the outstanding shares of Series D redeemable preferred stock were redeemed on September 6, 2000.  Each share of Series D, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitled its holder to receive cash dividends equivalent to 15% of carrying value.  At June 30, 2000 and December 31, 1999, 100,000 shares were authorized with 8,411 and 7,598 shares issued and outstanding, respectively.  Series D preferred shares were mandatorily redeemable on November 1, 2000.  Accrued and unpaid dividends were approximately $0.3 million at June 30, 2000 and December 31, 1999, respectively. (See Note 11.)

6.     STOCKHOLDERS’ EQUITY AND STOCK OPTION PLAN

Preferred Stock (Series A) — Holders of the non-voting preferred stock are entitled to a 15% stock dividend, payable in preferred shares on a quarterly basis.  A California corporation owned beneficially by the Company’s majority common stockholders owns the majority of the preferred stock.  The preferred stock has a liquidation preference above the common stock. The Company amended its Certificate of Incorporation eliminating the requirement to redeem the preferred stock for $100 per share in the event of a sale or exchange of all the common stock of the Company.

Common Stock — In 1995, stockholders of the Company approved the adoption of a stock option plan (the “Stock Option Plan”).  The Stock Option Plan was subsequently amended in 1995 and 2000.  Under the terms of the Stock Option Plan, options may be granted to officers and key employees.  Options have terms of eighteen years and an exercise price of $.01 per share.  Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the original exercise price until vested.  Option shares vest in gradual increments over an eight year period.  As of December 31, 2001, 8,192 option shares were unvested.  The vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies.  Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company.  The put and call options are at fair value.

A summary of option activity under the Stock Option Plan is as follows:

Number of Shares
Outstanding at December 31, 1998	39,059
Granted	2,248
Outstanding at December 31, 1999	41,307
Granted	—
Exercised	(41,307)
Outstanding at December 31, 2000	—
Granted	—
Outstanding at December 31, 2001	—

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation in accounting for its employee stock option plan.  Accordingly, compensation expense has been recorded for the difference between the estimated fair value of the common stock and the exercise price of the option at the date of grant as the shares vest.  Compensation expense of $131,000 and $648,000 was recognized during the years ended December 31, 2001 and 2000, respectively. The pro forma effect on reported net income (loss) for the years ended December 31, 2001, 2000 and 1999 of using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation”, is not significant.

Stockholder Agreements — At December 31, 2001, 42,905 shares of common stock held by management are subject to  put and call arrangements similar to the shares purchased under the Stock Option Plan at the employee’s termination, retirement after attaining age 62, permanent disability or death.

7.     OPERATING LEASES

The Company leases certain equipment and office space under non-cancelable operating lease agreements.  Lease expense under such agreements was $17.2 million, $17.8 million, and $16.5 million for the years ended December 31, 2001, 2000 and 1999 respectively.

Concurrent with the acquisition of Judd’s, the Company entered into a sale and leaseback transaction whereby the Wisconsin printing plants and warehouse facilities, and the Company’s corporate headquarters were sold to a third party for the aggregate purchase price (exclusive of fees and costs) of $18.25 million and immediately leased back to the Company.  The sale and leaseback of the real property resulted in a deferred gain of $2.8 million net of taxes and is being amortized over the initial term of the lease.  The lease has an initial term of 20 years, with an economic abandonment buyout for one property selected by the Company after five years, and may be extended for three additional five-year terms at the Company’s option.  Initial annual rent under the lease is approximately $1.9 million payable quarterly in advance with 10% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term (and a corresponding 10% increase at the beginning of any option term).  For the first ten years of the lease, the Company has a right of first refusal on any proposed sale of all of the leased properties by the lessor to a third party, exercisable within 30 days of receipt of the proposed sale contract.

On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd’s real property located in Virginia. The initial annual lease expense incurred under the operating lease was $1.3 million with 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term.

Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

Year Ending December 31,
2002	$15,736
2003	15,167
2004	14,453
2005	12,525
2006	9,791
Thereafter	49,477
Total minimum lease payments	$117,149

8.     INCOME TAXES

The provision (benefit) for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$1,612	$1,542	$—
State	121	247	—
	1,733	1,789	—
Deferred
Federal	848	1,259	(1,034)
State	328	272	(192)
	1,176	1,531	(1,226)
Provision (benefit) for income taxes	$2,909	$3,320	$(1,226)

Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

	Year Ended December 31,
	2001	2000	1999
Tax provision (benefit) at federal statutory rate (35%)	$2,173	$2,319	$(1,616)
State income taxes (benefit) net of federal income tax benefit	291	337	(124)
Goodwill amortization	332	286	357
Other permanent differences	113	378	157
Provision (benefit) for income taxes	$2,909	$3,320	$(1,226)

Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred Tax Assets:
Accounts receivable items	$495	$495
Inventory items	234	241
Employee benefit accruals	862	839
Accrued pension benefits	—	123
Other accrued expenses	551	677
Sale and leaseback	2,387	2,237
Tax loss carryforwards	172	582
Tax credit carryforwards	3,031	3,682
Other items	79	83
	7,811	8,959
Deferred Tax Liabilities:
Prepaid items	(512)	(430)
Non current assets	(23,175)	(23,080)
Other	(59)	(120)
	(23,746)	(23,630)
Net deferred income taxes	$(15,935)	$(14,671)

The net deferred income tax liability is classified in the balance sheets as follows (in thousands):

	December 31,
	2001	2000
Current deferred income taxes	$1,079	$1,145
Non-current deferred income taxes	(17,014)	(15,816)
Net deferred income taxes	$(15,935)	$(14,671)

Included in tax assets at December 31, 2001 are net operating loss carryforwards of approximately $2.8 million for state income tax purposes, which begin to expire in 2010, alternative minimum tax credits of approximately $2.3 million and state tax credits of $1.1 million which can be used to offset future regular tax and have no expiration date.

9.     RELATED PARTY TRANSACTIONS

On April 28, 1995, the Company entered into management agreements (the “Agreements”) with two companies owned beneficially by the majority stockholders of the Company.  The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance.  The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling $1,200,000 per year plus reimbursement of certain expenses. Additionally, the Company approved a $500,000 bonus which has been accrued at December 31, 2001. Management fees and reimbursements expensed in conjunction with the Agreements totaled $2,316,000, $1,446,000 and $1,469,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company previously purchased a substantial portion of its total ink requirements from a company affiliated with the majority stockholders.  During 1999, the majority stockholders sold their interests in this company.  Net purchases for year ended December 31, 1999, amounted to $13.9 million.

Concurrent with the sale of Judd’s Online on October 19, 2000, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the company for divestiture services related to the disposition.

10.  RETIREMENT PLANS

The Company has a defined contribution plan referred to as the Perry Graphic Communications Retirement Savings Plan (the “Plan”).  The Plan covers substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date.  The Company contributed approximately $1,662,000 $1,775,000, and $1,659,000 for the years ended December 31, 2001, 2000 and 1999, respectively, to the Plan representing 3% of eligible employee wages.

Effective December 31, 1997, benefits payable under a Judd’s defined benefit pension plan existing at the time of the Company’s December 16, 1997 acquisition of Judd’s were frozen.  In June 2001, the Company received a favorable advance termination letter from the Internal Revenue Service and has completed the termination of the plan through lump sum payments and the purchase of annuity contracts. During the year ended December 31, 2001, the Company recorded a gain on the termination of the pension plan of approximately $1,633,000.

11.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments - At December 31, 2001, the Company had commitments to purchase or lease approximately $14.1 million of operating assets.

Indemnification - In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing.  During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made on certain assets under its Asset Purchase Agreement.  Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million.  Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996.  The former owner of Perry Printing objected to these claims.  Additionally, the Company asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements.

On November 24, 1999, the former owner of Perry Printing filed a complaint against the Company seeking damages of approximately $3,000,000 and the payment of certain preferred stock dividends.  On January 6, 2000, the Company answered by denying the former owner’s allegations and asserted counter claims in an aggregate amount of approximately $7,000,000.

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

Other Contingencies - The Company is involved in various claims and litigation incidental to its operations.  In the opinion of management, the ultimate resolution of these actions will not have a material effect on the Company’s consolidated financial statements.

Schedule II

PERRY JUDD’S HOLDINGS, INC.

Valuation and Qualifying Accounts

(In Thousands)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE	Balance Beginning Of Year	Additions Charged to Costs and Expenses	Deductions — Describe		Other Additions (Deductions) Describe		Balance End of Year
Year Ended December 31
2001	$1,239	$1,089	$1,092	(1)	—		$1,236

2000	$1,020	$1,076	$839	(1)	$(18	)(2)	$1,239

1999	$799	$440	$419	(1)	$200	(3)	$1,020

(1) Write-offs of receivables, net of recoveries.

(2) Balance of business sold at disposition date.

(3) Balance of acquired business at acquisition date.

This page has been left blank intentionally.

EXHIBIT INDEX

The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company.  Send any such request to the Company at 575 West Madison Street, Waterloo, WI 53594.

Exhibit Number	Description
2.2

Stock Purchase Agreement dated as of July 31, 1998 by and among Mack Printing Company, Port City Press, Inc. and Perry Judd’s Incorporated. Incorporated by reference to Exhibit 2.2 to the 8-K dated as of September 17, 1998.

3.1 *	Amended and Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
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

4.2

Registration Rights Agreement dated as of December 16, 1997 between the Company and BT Alex. Brown as Initial Purchaser.  Incorporated by reference to Perry Judd’s Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.2

Amended and Restated Credit Agreement dated as of December 16, 1997, among Perry Graphic Communications, Inc., Shenandoah Valley Press, Inc., and Port City Press, Inc., as Borrowers, the Lenders (as defined therein) and BT Commercial. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 + †	Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 1995. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4(a) †	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998.
10.4(b) †	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996.
10.4(c) †	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

16.0	Letter regarding change in certifying accountant.
21.0 *	Subsidiary Listing

*    Filed herewith

+    Confidential treatment has been requested and received as to portions of this agreement.

†    Indicates a management contract or compensatory arrangement.