Form 10-Q
period 2002-03-31
PERRY-JUDDS INC
filed 2002-05-01
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES  ☒  No  ☐

As of May 1, 2002, there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Note)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,872	$4,123
Accounts receivable - net of allowance for doubtful accounts of $1,476 and $1,236, respectively	43,464	59,353
Inventories	14,558	14,624
Prepaid expenses	1,594	1,801
Deferred income taxes	1,050	1,079
Total current assets	63,538	80,980

Property, plant and equipment, at cost	152,929	148,694
Less accumulated depreciation and amortization	49,905	51,219
Property, plant and equipment - net	103,024	97,475
Goodwill - net	29,431	29,431
Other assets - net	4,235	4,640

TOTAL ASSETS	$200,228	$212,526

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$32,495	$36,794
Current portion of long-term debt	—	7,800
Total current liabilities	32,495	44,594

Long-term debt (less current portion)	115,000	115,000
Deferred income taxes	16,904	17,014
Other noncurrent obligations	9,401	9,428

Total liabilities	173,800	186,036

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,549	3,488

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 178,791 and 172,328 shares issued and outstanding, respectively	17,879	17,233
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding	1	1
Additional paid-in capital	22,356	22,279
Accumulated deficit	(17,357)	(16,511)

Total stockholders’ equity	22,879	23,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,228	$212,526

Note:      Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
NET SALES	$66,659	$80,260

OPERATING EXPENSES:
Costs of production and distribution	51,302	64,414
Selling, general and administrative	7,661	7,971
Depreciation	4,440	3,664
Amortization	76	313
Gain on disposals of equipment	(190)	(60)

	63,289	76,302

INCOME FROM OPERATIONS	3,370	3,958

OTHER (INCOME) EXPENSES:
Interest expense	3,124	3,365
Interest income	(40)	(54)
Amortization of deferred financing costs	328	300
Other expenses	104	107

	3,516	3,718

INCOME (LOSS) BEFORE INCOME TAXES	(146)	240

PROVISION (BENEFIT) FOR INCOME TAXES	(53)	212

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	(93)	28

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	107	142

NET LOSS	$(200)	$(114)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 2001	43,941	$3,488	172,328	$17,233	901,317	$22,280	$(16,511)

Net loss	—	—-	—	—-	—	—-	(200)

Stock dividends	—	—-	6,463	646	—	—-	(646)

Accretion on Series A redeemable preferred stock	—	61	—	—-	—	—-	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	77	—

March 31, 2002	43,941	$3,549	178,791	$17,879	901,317	$22,357	$(17,357)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(200)	$(114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,844	4,277
Accretion on redeemable preferred stock	61	57
Compensation related to common stock options	77	13
Deferred income taxes	(81)	117
Gain on disposals of equipment	(190)	(60)
Changes in assets and liabilities:
Receivables	15,889	12,039
Inventories	66	(1,258)
Accounts payable and accrued expenses	(4,299)	(12,065)
Other assets and liabilities - net	240	(607)

Net cash provided by operating activities	16,407	2,399

INVESTING ACTIVITIES -
Expenditures for property, plant and equipment - net	(9,858)	(2,583)

FINANCING ACTIVITIES -
Repayment of term debt	(7,800)	(1,518)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,251)	(1,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,123	4,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,872	$3,222

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$142	$158
Cash paid for income taxes	54	823

NON-CASH TRANSACTIONS:

Stock dividends on preferred stock	$646	$558

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and December 31, 2001 and its related results of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2001 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31,	December 31,
	2002	2001
Raw Materials	$5,960	$6,803
Work-in-process	4,933	4,161
Production supplies and maintenance parts	3,665	3,660

Total	$14,558	$14,624

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss.

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Had SFAS No. 142 been adopted at January 1, 2001, the pro forma income before income taxes and net income for the three month period ended March 31, 2001 would have been approximately $477,000 and $123,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months ended March 31, 2002 versus Three Months ended March 31, 2001

Net sales decreased $13.6 million or 16.9% to $66.7 million for the three months ended March 31, 2002 from $80.3 million for the three months ended March 31, 2001.  The net decrease resulted primarily from reduced production orders during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Costs of production and distribution decreased $13.1 million or 20.3% to $51.3 million for the three months ended March 31, 2002 from $64.4 million for the three months ended March 31, 2001, principally related to lower production levels.  Costs of production and distribution as a percent of net sales were 76.9% for the three months ended March 31, 2002 as compared to 80.2% experienced in the three months ended March 31, 2001 principally related to certain cost containment initiatives implemented during the first quarter of 2002. Paper costs were 20.0% of net sales for the three months ended March 31, 2002 and 24.6% for the three months ended March 31, 2001.

Selling, general and administrative expenses decreased $0.3 million or 3.8% to $7.7 million for the three months ended March 31, 2002 compared to $8.0 million for the three months ended March 31, 2001 principally related to certain cost containment initiatives implemented during the first quarter of 2002.  As a percent of net sales, selling, general and administrative expenses increased to 11.5% in the 2002 period compared to 9.9% in the 2001 period due primarily to the decrease in net sales mentioned above.

Depreciation expense increased $0.7 million or 18.9% to $4.4 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001 as a result of assets placed in service within the past twelve months.

Income from operations decreased $0.6 million or 15.0% to $3.4 million for the three months ended March 31, 2002 from $4.0 million for the three months ended March 31, 2001, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.3 million or 8.8% to $3.1 million for the three months ended March 31, 2002 from $3.4 million for the three months ended March 31, 2001 due to lower average amounts outstanding on the Company’s term loan facility during the first quarter of 2002 compared to the first quarter of 2001.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $7.7 million for the three months ended March 31, 2002 and $7.8 million for the three months ended March 31, 2001.

Working capital was $31.0 million and $36.4 million at March 31, 2002 and December 31, 2001, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement, (the “Credit Agreement”) which expires on December 15, 2002.  The Credit Agreement is comprised of a $45 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory amounts and a term loan facility.  Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate.  As of March 31, 2002, the Company had no borrowings under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of March 31, 2002, the Company had no significant concentrations of credit risk.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit and term loan facilities, pursuant to which borrowings bear interest at a variable rate. See Notes 4, 7 and 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or the negative thereof or variations thereon or similar terminology.  Such forward-looking statements are based upon information currently available in which the Company’s management shares its knowledge and judgment about factors that they believe may materially affect the Company’s performance.  The Company makes forward-looking statements in good faith and believes them to have a reasonable basis.  However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected.  Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to statements in this Report and in our Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.  The Company does not undertake any obligation to update any forward-looking statements.

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                           Exhibits

Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002.

(b)                           Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended March 31, 2002.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	May 1, 2002	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and
Chief Financial Officer