Form 10-Q
period 2002-06-30
PERRY-JUDDS INC
filed 2002-08-14
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES  ☒  No  ☐

As of August 14, 2002 there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,096	$4,123
Accounts receivable - net of allowance for doubtful accounts of $1,678 and $1,236, respectively	47,455	59,353
Inventories	13,354	14,624
Prepaid expenses	2,188	1,801
Deferred income taxes	1,043	1,079

Total current assets	66,136	80,980

Property, plant and equipment, at cost	154,319	148,694
Less accumulated depreciation and amortization	53,957	51,219

Property, plant and equipment - net	100,362	97,475
Goodwill - net	29,431	29,431
Other assets - net	3,946	4,640

TOTAL ASSETS	$199,875	$212,526

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$30,710	$36,794
Current maturities of long-term debt	—	7,800

Total current liabilities	30,710	44,594

Long-term debt (less current portion)	115,000	115,000
Deferred income taxes	17,278	17,014
Other noncurrent obligations	9,374	9,428

Total liabilities	172,362	186,036

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,611	3,488

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 185,492 and 172,328 shares issued and outstanding, respectively	18,549	17,233
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding	1	1
Additional paid-in capital	22,385	22,279
Accumulated deficit	(17,033)	(16,511)

Total stockholders’ equity	23,902	23,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,875	$212,526

Note:      Derived from audited financial statements.  See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001

NET SALES	$69,251	$76,110	$135,910	$156,370

OPERATING EXPENSES:
Costs of production and distribution	52,185	60,056	103,487	124,470
Selling, general and administrative	7,728	7,856	15,389	15,827
Depreciation	4,231	3,604	8,671	7,268
Amortization of intangibles	75	313	151	626
Gain on disposals of equipment	(49)	(321)	(239)	(381)

	64,170	71,508	127,459	147,810

INCOME FROM OPERATIONS	5,081	4,602	8,451	8,560

OTHER (INCOME) EXPENSES:
Interest expense	2,822	3,276	5,946	6,641
Interest income	(19)	(38)	(59)	(92)
Amortization of deferred financing costs	328	300	656	600
Other financial expenses	104	112	208	219

	3,235	3,650	6,751	7,368

INCOME BEFORE INCOME TAXES	1,846	952	1,700	1,192

PROVISION FOR INCOME TAXES	743	503	690	715

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	1,103	449	1,010	477

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	109	130	216	272

NET INCOME	$994	$319	794	$205

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2001	43,941	$3,488	172,328	$17,233	901,317	$22,280	$(16,511)

Net income	—	—	—	—	—	—	794

Stock dividends	—	—	13,164	1,316	—	—	(1,316)

Accretion on
Series A redeemable preferred stock	—	123	—	—	—	—	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	106	—

June 30, 2002	43,941	$3,611	185,492	$18,549	901,317	$22,386	$(17,033)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2002	2001

OPERATING ACTIVITIES:
Net income	$794	$205
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,478	8,494
Accretion on redeemable preferred stock	123	115
Compensation related to common stock options	106	52
Deferred income tax provision	300	(240)
Gain on disposals of equipment	(239)	(381)
Changes in assets and liabilities:
Receivables	11,898	17,957
Inventories	1,270	(2,568)
Accounts payable and accrued expenses	(6,084)	(11,159)
Other assets and liabilities - net	(319)	(559)

Net cash provided by operating activities	17,327	11,916

INVESTING ACTIVITIES:
Proceeds from disposals of equipment	259	637
Additions to property, plant and equipment - net	(11,695)	(13,040)
Net cash used in investing activities	(11,436)	(12,403)

FINANCING ACTIVITIES:
Increase in revolving debt	—	42
Financing costs incurred	(118)	—
Debt repayments	(7,800)	(3,018)

Net cash used in financing activities	(7,918)	(2,976)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,027)	(3,463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,123	4,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,096	$1,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,257	$6,536
Cash paid for income taxes	262	125

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$1,316	$1,136

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and December 31, 2001 and its related results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2001 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows:

	June 30, 2002	December 31, 2001

Raw materials	$5,780	$6,803
Work-in-process	3,937	4,161
Production supplies and maintenance parts	3,637	3,660

Total	$13,354	$14,624

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

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table summarizes the pro forma income before income taxes and net income for the three and six month periods ended June 30, 2001 had SFAS No. 142 been adopted at January 1, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Income before income taxes	$1,189	$1,666
Net income	556	679

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

In June 2001, a major customer, Time, Inc., notified the Company that it would not renew its printing contract for the production of three weekly publications at its expiration on December 31, 2003.  The production that is the subject of this contract amounted to approximately 7.8% of the Company's consolidated net sales for 2001 and 8.7% of the Company's consolidated net sales for the six months ended June 2002.  In August 2002, Time, Inc. notified the Company that it would not renew its printing contract for a monthly publication at its expiration on July 31, 2003.  The production that is the subject of this contract amounted to approximately 5.7% of the Company's consolidated net sales for 2001 and 6.0% of the Company's consolidated net sales for the six months ended June 2002.  Time, Inc. accounted for approximately 14% of the Company's consolidated net sales in 2001 and 15% of the Company's consolidated net sales for the six months ended June 2002.

If this loss of business is not replaced, the Company would experience a material adverse effect on its financial condition and results of operations.  However, the Company believes that this lost business will be replaced and, therefore, the Company does not expect a material adverse effect on its financial condition and results of operations.

Results of Operations

Six Months ended June 30, 2002 versus Six Months ended June 30, 2001.

Net sales decreased $20.5 million or 13.1% to $135.9 million for the six months ended June 30, 2002 from $156.4 million for the six months ended June 30, 2001. The net decrease resulted primarily from reduced production orders during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Costs of production and distribution decreased $21.0 million or 16.9% to $103.5 million for the six months ended June 30, 2001 from $124.5 million for the six months ended June 30, 2001, principally related to lower production levels.  Costs of production as a percent of net sales were 76.1% for the six months ended June 30, 2002 as compared to 79.6% experienced in the six months ended June 30, 2001 principally related to certain cost containment initiatives implemented during 2002. Paper costs were 19.3% of net sales for the six months ended June 30, 2002 versus 24.3% for the six months ended June 30, 2001.

Selling, general and administrative expenses decreased $0.4 million or 2.5% to $15.4 million for the six months ended June 30, 2002 compared to $15.8 million for the six months ended June 30, 2001. Selling, general and administrative expenses increased as a percent of net sales to 11.3% in the 2002 period compared to 10.1% in the 2001 period due primarily to the decrease in net sales mentioned above.

Depreciation expense increased $1.4 million or 19.2% to $8.7 million for the six months ended June 30, 2002 from $7.3 million for the six months ended June 30, 2001 as a result of new assets placed in service within the past twelve months.

Income from operations decreased $0.1 million or 1.2% to $8.5 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.7 million or 10.6% to $5.9 million for the six months ended June 30, 2002 from $6.6 million for the six months ended June 30, 2001 as a result of reduced debt levels during the 2002 period compared to the 2001 period.

Three Months ended June 30, 2002 versus Three Months ended June 30, 2001.

Net sales decreased $6.8 million or 8.9% to $69.3 million for the three months ended June 30, 2002 from $76.1 million for the three months ended June 30, 2001.  The decrease resulted from lower production volumes during the second quarter of 2002 versus the second quarter of 2001.

Costs of production and distribution decreased $7.9 million or 13.1% to $52.2 million for the three months ended June 30, 2002 from $60.1 million for the three months ended June 30, 2001, principally due to lower production volumes.  Costs of production as a percent of net sales were 75.3% for the three months ended June 30, 2002 as compared to 79.0% experienced in the three months ended June 30, 2001 principally related to certain cost containment initiatives implemented during 2002. Paper costs were 18.7% of net sales for the three months ended June 30, 2002 versus 24.0% for the three months ended June 30, 2001.

Selling, general and administrative expenses decreased $0.2 million or 2.5% to $7.7 million for the three months ended June 30, 2002 compared to $7.9 million for the three months ended June 30, 2001.  Selling, general and administrative expenses increased as a percent of net sales to 11.1% in the 2002 period compared to 10.4% in the 2001 period due primarily to the decrease in net sales mentioned above.

Depreciation expense increased $0.6 million or 16.7% to $4.2 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001 as a result of new assets placed in service within the past twelve months.

Income from operations increased $0.5 million or 10.9% to $5.1 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.5 million or 15.2% to $2.8 million for the three months ended June 30, 2002 from $3.3 million for the three months ended June 30, 2001 as a result of reduced debt levels during the 2002 period compared to the 2001 period.

Commitments

As of June 30, 2002, the Company had commitments to purchase or lease approximately $5.0 million of operating assets.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non-cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $16.9 million for the six months ended June 30, 2002 and $15.9 million for the six months ended June 30, 2001.

Working capital was $35.4 million and $36.4 million at June 30, 2002 and December 31, 2001, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its Amended and Restated Credit Agreement (the “Credit Agreement”), which expires on December 15, 2002.  During the second quarter, the revolving credit facility under this Credit Agreement was voluntarily reduced from $45 million to $30 million and continues to be based upon a borrowing base of eligible accounts receivable and inventory amounts. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate.  As of June 30, 2002, the Company had no borrowings under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of June 30, 2002, the Company had no significant concentrations of credit risk.

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

Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors for the Company should be carefully considered. These risks may impair the Company’s results of operations and business prospects. The risks set forth below and elsewhere in this Quarterly Report could cause actual results to differ materially from those that the Company projects.

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

Subordination of the Senior Notes and Guarantors

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

Raw Materials – Paper

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

A Significant Portion of the Company’s Revenue depends on a Single Customer

For the years ended December 31, 2001, 2000 and 1999, Time, Inc. comprised 14%, 15% and 16% of consolidated net revenue, respectively. Time, Inc. has notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003 and its monthly printing contract at its expiration on July 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected. However, the Company believes that this lost business will be replaced and therefore, does not expect a material adverse effect on its financial condition and results of operations. No other customer accounted for more than 10% of the business.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company’s management shares its knowledge and judgement about factors that they believe may materially affect the Company’s performance. The Company makes forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, statements in this Report and in our Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002. The Company does not undertake any obligation to update any forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                   Exhibits

Exhibit 10.2

Amended and Restated Credit Agreement dated as of December 16, 1997, among Perry Graphic Communications, Inc., Shenandoah Valley Press, Inc., and Port City Press, Inc. as Borrowers, the Lenders (as defined therein) and BT Commercial. Incorporated by reference as Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on January 30, 1998, as amended.

Exhibits 99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer.

(b)                   Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended June 30, 2002.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	August 14, 2002	/s/ Verne F. Schmidt
Verne F. Schmidt Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 10.2

Amended and Restated Credit Agreement dated as of December 16, 1997, among Perry Graphic Communications, Inc., Shenandoah Valley Press, Inc., and Port City Press, Inc. as Borrowers, the Lenders (as defined therein) and BT Commercial. Incorporated by reference as Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on January 30, 1998, as amended.

Exhibit 99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer.