Form 10-Q
period 2002-09-30
PERRY-JUDDS INC
filed 2002-11-13
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

333 - 45235

COMMISSION FILE NUMBER

[GRAPHIC OMITTED]

PERRY JUDD’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51 - 0365965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

575 WEST MADISON STREET, WATERLOO, WISCONSIN	53594
(Address of principal executive offices)	(Zip Code)

920-478-3551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES ☒   No ☐

As of November 12, 2002 there were 901,317 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

INDEX

PART I.	FINANCIAL INFORMATION

ITEM I.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2002 and 2001

Unaudited Condensed Consolidated Statements of Minority Interests, Preferred Stock and Stockholders’ Equity for the Nine Months ended September 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001

Unaudited Notes to Condensed Consolidated Financial Statements September 30, 2002

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$8,704	$4,123
Accounts receivable - net of allowance for doubtful accounts of $1,919 and $1,236, respectively	51,696	59,353
Inventories	14,498	14,624
Prepaid expenses	2,220	1,801
Deferred income taxes	777	1,079

Total current assets	77,895	80,980

Property, plant and equipment, at cost	156,513	148,694
Less accumulated depreciation and amortization	58,117	51,219

Property, plant and equipment - net	98,396	97,475
Goodwill - net	29,431	29,431
Other assets - net	3,331	4,640

TOTAL ASSETS	$209,053	$212,526

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$36,716	$36,794
Current maturities of long-term debt	—	7,800

Total current liabilities	36,716	44,594

Long-term debt (less current portion)	115,000	115,000
Deferred income taxes	18,476	17,014
Other noncurrent obligations	9,345	9,428

Total liabilities	179,537	186,036

MINORITY INTERESTS:

Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,674	3,488

STOCKHOLDERS’ EQUITY:

Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 192,451 and 172,328 shares issued and outstanding, respectively	19,245	17,233
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,414	22,279
Accumulated deficit	(15,818)	(16,511)

Total stockholders’ equity	25,842	23,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,053	$212,526

Note:      Derived from audited financial statements.

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

NET SALES	$76,438	$86,975	$212,348	$243,345

OPERATING EXPENSES:
Costs of production and distribution	57,033	68,436	160,520	192,906
Selling, general and administrative	8,157	7,816	23,546	23,643
Depreciation	4,223	3,622	12,894	10,890
Amortization of intangibles	76	312	227	938
Gain on disposals of equipment	(59)	(58)	(298)	(439)
	69,430	80,128	196,889	227,938

INCOME FROM OPERATIONS	7,008	6,847	15,459	15,407

OTHER (INCOME) EXPENSES:
Interest expense	3,088	3,281	9,034	9,922
Interest income	(30)	(15)	(89)	(107)
Amortization of deferred financing costs	533	300	1,189	900
Other financial expenses	91	106	299	325

	3,682	3,672	10,433	11,040

INCOME BEFORE INCOME TAXES	3,326	3,175	5,026	4,367

PROVISION FOR INCOME TAXES	1,305	1,351	1,995	2,066

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	2,021	1,824	3,031	2,301

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	110	123	326	395

NET INCOME	$1,911	$1,701	$2,705	$1,906

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2002

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2001	43,941	$3,488	172,328	$17,233	901,317	$22,280	$(16,511)

Net income	—	—	—	—	—	—	2,705

Stock dividends	—	—	20,123	2,012	—	—	(2,012)

Accretion on Series A redeemable preferred stock	—	186	—	—	—	—	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	135	—

September 30, 2002	43,941	$3,674	192,451	$19,245	901,317	$22,415	$(15,818)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001

OPERATING ACTIVITIES:

Net income	$2,705	$1,906
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,310	12,728
Accretion on redeemable preferred stock	186	174
Compensation related to common stock options	135	92
Deferred income tax provision	1,764	(169)
Gain on disposals of equipment	(298)	(439)
Changes in assets and liabilities:
Receivables	7,657	7,047
Inventories	126	790
Accounts payable and accrued expenses	(78)	(9,075)
Other assets and liabilities - net	(321)	(312)

Net cash provided by operating activities	26,186	12,742

INVESTING ACTIVITIES:
Proceeds from disposal of equipment	260	637
Additions to property, plant and equipment - net	(13,952)	(13,691)

Net cash used in investing activities	(13,692)	(13,054)

FINANCING ACTIVITIES:
Increase in revolving debt	—	2,330
Debt repayments	(7,800)	(4,518)
Financing costs incurred	(113)	—

Net cash used in financing activities	(7,913)	(2,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,581	(2,500)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,123	4,924

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,704	$2,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,285	$6,791
Cash paid for income taxes	263	193

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$2,012	$1,737

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and December 31, 2001 and its related results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2001 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows:

	September 30, 2002	December 31, 2001

Raw materials	$6,193	$6,803
Work-in-process	4,657	4,161
Production supplies and maintenance parts	3,648	3,660

Total	$14,498	$14,624

3.                                       GOODWILL

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

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table summarizes the pro forma income before income taxes and net income for the three and nine month periods ended September 30, 2001 had SFAS No. 142 been adopted at January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 31, 2001

Income before income taxes	$3,412	$5,078
Net income	1,938	2,617

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of operations

Nine Months ended September 30, 2002 versus Nine Months ended September 30, 2001.

Net sales decreased $31.0 million or 12.7% to $212.3 million for the nine months ended September 30, 2002 from $243.3 million for the nine months ended September 30, 2001. The decrease resulted primarily from lower volume of production units from new and existing customers, a reduction in the amount of paper the Company furnished to its customers, and a 16.9% reduction in paper prices.

Costs of production and distribution decreased $32.4 million or 16.8% to $160.5 million for the nine months ended September 30, 2002 from $192.9 million for the nine months ended September 30, 2001, principally due to lower operating expenses resulting from reduced production levels. Costs of production as a percent of net sales were 75.6% for the nine months ended September 30, 2002 as compared to 79.3% experienced in the nine months ended September 30, 2001. Paper costs were 19.3% of net sales for the nine months ended September 30, 2002 versus 23.9% for the nine months ended September 30, 2001.

Selling, general and administrative expenses decreased $0.1 million or 0.4% to $23.5 million for the nine months ended September 30, 2002 compared to $23.6 million for the nine months ended September 30, 2001.  Selling, general and administrative expenses increased as a percent of net sales to 11.1% in the 2002 period compared to 9.7% in the 2001 period.

Depreciation expense increased $2.0 million or 18.3% to $12.9 million for the nine months ended September 30, 2002 from $10.9 million for the nine months ended September 30, 2001 as a result of new assets placed in service within the past twelve months.

Income from operations increased $0.1 million or 0.6% to $15.5 million for the nine months ended September 30, 2002 from $15.4 million for the nine months ended September 30, 2001, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.9 million or 9.1% to $9.0 million for the nine months ended September 30, 2002 from $9.9 million for the nine months ended September 30, 2001 due to reduced debt levels.

Three Months ended September 30, 2002 versus Three Months ended September 30, 2001.

Net sales decreased $10.6 million or 12.2% to $76.4 million for the three months ended September 30, 2002 from $87.0 million for the three months ended September 30, 2001.  The decrease resulted primarily from lower volume of production units from new and existing customers, a reduction in the amount of paper the Company furnished to its customers, and a 21.4% reduction in paper prices.

Costs of production and distribution decreased $11.4 million or 16.7% to $57.0 million for the three months ended September 30, 2002 from $68.4 million for the three months ended September 30, 2001, principally from the overall decreased volume of production.  Costs of production as a percent of net sales were 74.6% for the three months ended September 30, 2002 as compared to 78.6% experienced in the three months ended September 30, 2001. Paper costs were 19.3% of net sales for the three months ended September 30, 2002 versus 23.2% for the three months ended September 30, 2001.

Selling, general and administrative expenses increased $0.4 million or 5.1% to $8.2 million for the three months ended September 30, 2002 compared to $7.8 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased as a percent of net sales to 10.7% in the 2002 period compared to 9.0% in the 2001 period.

Depreciation expense increased $0.6 million or 16.7% to $4.2 million for the three months ended September 30, 2002 from $3.6 million for the three months ended September 30, 2001 as a result of new assets placed in service within the past twelve months.

Income from operations increased $0.2 million or 2.9% to $7.0 million for the three months ended September 30, 2002 from $6.8 million for the three months ended September 30, 2001, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.2 million or 6.1% to $3.1 million for the three months ended September 30, 2002 from $3.3 million for the three months ended September 30, 2001 as a result of reduced debt levels during the period.

Commitments

As of September 30, 2002, the Company had commitments to purchase or lease approximately $2.7 million of operating assets.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non-cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $28.1 million for the nine months ended September 30, 2002 and $26.6 million for the nine months ended September 30, 2001.

Working capital was $41.2 million and $36.4 million at September 30, 2002 and December 31, 2001, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. During the third quarter, the Company entered into a new three year credit agreement (the “Credit Agreement”) which expires on August 18, 2005. The Credit Agreement is comprised of a $25 million revolving credit facility based upon a borrowing base of eligible accounts receivable.  Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 2002, the Company had no borrowings under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of September 30, 2002, the Company had no significant concentrations of credit risk.

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

High Level of Indebtedness

In connection with prior transactions, the Company has incurred a significant amount of indebtedness and is highly leveraged. In addition, subject to the restrictions in the Credit Agreement and the Indenture (the “Indenture”) related to the outstanding 10-5/8% Senior Subordinated Notes (the “Senior Notes”), the Company may incur additional senior indebtedness to finance acquisitions and capital expenditures for other general corporate purposes.

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

Subordination of the Senior Notes and Guarantors

The Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by all subsidiaries of the Company (the “Subsidiary Guarantors”) pursuant to guarantees (the “Guarantees”). The Guarantees are subordinated in right of payment to all senior indebtedness of the Company and the Subsidiary Guarantors. In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company or the Subsidiary Guarantors will be available to pay obligations on the Senior Notes only after all senior indebtedness of the Company or the Subsidiary Guarantors, as the case may be, has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Senior Notes then outstanding. Additional senior indebtedness may be incurred by the Company and the Subsidiary Guarantors from time to time, subject to certain restrictions. The Indenture generally provides that a Restricted Subsidiary (as defined in the Indenture) may incur indebtedness only if such Subsidiary agrees to guarantee the Senior Notes on a senior subordinated basis. The holders of the Senior Notes have no direct claim against the Subsidiary Guarantors other than claims created by the Guarantees, which may themselves be subject to legal challenge in the event of the bankruptcy or insolvency of a Subsidiary Guarantor. If such a challenge were upheld, the Guarantees would be invalidated and unenforceable. To the extent that the Guarantees are held to be unenforceable or have been released pursuant to the terms of the Indenture, the rights of holders of the Senior Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy or reorganization may, as in the case with other unsecured creditors of the Company, be subject to prior claims against such Subsidiary Guarantor.

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

Restrictions Imposed by Terms of the Company’s Indebtedness

The Indenture restricts, among other things, the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined in the Indenture) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes). The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company’s ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture. Upon the occurrence of an event of default under the Credit Agreement, the lender could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full the indebtedness and the other indebtedness of the Company, including the Senior Notes. The Company’s obligations under the Credit Agreement are secured by a security interest in all assets of the Company and its subsidiaries, excluding all of their assets relating to inventory and property, plant and equipment.

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

Technological Changes

Technology in the printing industry has evolved and continues to evolve. Since 1997, approximately $130.0 million of purchased and leased capital expenditures have been invested by the Company for printing facilities and production equipment. As technology continues to evolve and as its customers’ needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

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

A Significant Portion of the Company’s Revenue depends on a Single Customer

For the years ended December 31, 2001, 2000 and 1999, Time, Inc. comprised 14%, 15% and 16% of consolidated net revenue, respectively. Time, Inc. has notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003 and its monthly printing contract at its expiration on July 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially affected. No other customer accounted for more than 10% of the business.

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

Critical Accounting Policies

A summary of the Company’s critical accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses. As a result, no corrective actions were undertaken.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 10.7	Loan and Security Agreement dated August 19, 2002 between LaSalle Business Credit, Inc., as Lender and Perry Judd’s Incorporated, as Borrower.

	Exhibit 99.1	Certifications pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended September 30, 2002.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date: November 12, 2002	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Craig A. Hutchison, Chief Executive Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.     I have reviewed this quarterly report on Form 10-Q of Perry Judd's Holdings, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(i)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Craig A. Hutchison
Craig A. Hutchison
Chief Executive Officer (Principal Executive Officer)
November 12, 2002

CERTIFICATION

I, Verne F. Schmidt, Chief Financial Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.     I have reviewed this quarterly report on Form 10-Q of Perry Judd's Holdings, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(i)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Verne F. Schmidt
Verne F. Schmidt
Chief Financial Officer (Principal Financial Officer)
November 12, 2002

Exhibit Index

Exhibit 10.7	Loan and Security Agreement dated August 19, 2002 between LaSalle Business Credit, Inc., as Lender, and Perry Judd’s Incorporated, as Borrower.

Exhibit 99.1	Certifications pursuant to the Sarbanes-Oxley Act of 2002.