Form 10-K
period 2002-12-31
PERRY-JUDDS INC
filed 2003-03-25
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: 920-478-3551

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐         No  ☒

As of March 25, 2003 there were 897,918 shares of Registrant’s Common Stock, par value $.001 per share outstanding.  There is no established public trading market for the Registrant’s Common Stock.  Therefore, an aggregate market value based on sales or bid and ask prices is not determinable.

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

PART I

Item 1.                                        Business.

General

Unless the context otherwise provides, all references in this Annual Report to the “Company” includes Perry Judd’s Holdings, Inc., (“Perry Judd’s Holdings”) its wholly-owned subsidiary, Perry Judd’s Incorporated (“Perry Judd’s”), Judd’s Online, Inc., (“Judd’s Online”) a wholly-owned subsidiary of Perry Judd’s which was sold in October 2000, and Heartland Press, Inc. (“Heartland”) which was acquired by the Company in February, 1999.  All references to Perry Judd’s shall include its former consolidated subsidiaries: Judd’s Incorporated (“Judd’s”), Judd & Detweiler, Inc., Mount Jackson Press, Inc., Shenandoah Valley Press, Inc. (“Shenandoah Valley”), and Port City Press, Inc. (“Port City”).

The Company is a leading multi-regional printer of magazines, catalogs, and other commercial products.  Its printing facilities are strategically located in the Midwest and Mid-Atlantic regions, with each plant having state-of-the-art, integrated prepress, press, binding and distribution capabilities.  The Company services regional and national customers through sales offices in 15 cities nationwide.  Management believes the Company has established a reputation for high quality products and superior customer service, which have resulted in long-standing customer and supplier relationships.  The Company manages the total prepress, print, and distribution process to provide value-added solutions that reduce customer costs or assist customers in increasing revenues.

Effective April 28, 1995, the Company acquired certain net assets of Perry Printing Corporation (“Perry Printing”).  Prior to April 28, 1995, the Company had no operating activities.

On February 1, 1999, the Company completed the acquisition of Heartland which was a short-run printer servicing the magazine sector.  The financial and other information of the Company included in this Annual Report includes the operations of Heartland since the date of the acquisition.

On October 19, 2000, the Company sold substantially all the net assets of its new media services subsidiary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation.

The Company operates primarily in one business segment - printing services.  The following table presents the percentage of net sales contributed by each market sector during the past three fiscal years.

	2002	2001	2000
Magazines	65%	63%	61%
Catalogs	31%	32%	31%
Other	4%	5%	8%
TOTAL:	100%	100%	100%

Substantially all of the Company’s sales are based upon customer specifications.  A significant amount of the Company’s sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis.  One of the Company’s customers, Time, Inc., accounted for approximately 15%, 14% and 15% of the Company’s consolidated net sales during 2002, 2001 and 2000, respectively. Time, Inc., has notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003 and its monthly printing contract at its expiration on July 31, 2003. If this loss of business is not replaced after 2003, the Company would experience a material adverse effect on its financial condition and results of operations. No other customer accounted for more than 10% of the Company’s consolidated net sales for 2002, 2001 and 2000.

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

Substantially all of the Company’s magazine printing is performed under contracts, the majority of which have remaining terms ranging from one to four years.  The Company’s strong relationships with its magazine customers have historically enabled it to extend most of its magazine contracts beyond their initial expiration dates.  The Company’s relationships with its top ten magazine customers average more than twenty years.

Catalogs.  The Company believes that it is the sixth largest printer of catalogs in the United States.  The Company’s key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business.  In addition, the Company’s business-to-business catalog printing work spans a broad range of industries, including the education, home and office furniture, office products and industrial safety products industries.  Consistent with industry practice, the Company performs most of its catalog printing under short-term (1 to 3 years) agreements with its customers.

Other Commercial Printing.  The Company also produces a variety of specialty commercial products such as magazine inserts, calendars, and general advertising products.  These commercial products enable the Company to optimize capacity utilization by supplementing its magazine and catalog business.

New Media Services.  From December 1997 through October 2000, the Company developed a variety of multimedia, on-line and content repurposing products and services (collectively, the “New Media Services”), as the Company became involved in the development and management of Internet websites to enhance its traditional printing capabilities and as a natural extension and expansion of its customer relationships.  Judd’s Online provided interactive web-site development, tracking, analysis and reporting services to publishers and direct-marketers desiring to complement ink-on-paper magazine products with on-line, brand-based products and services and to take advantage of marketing and sales opportunities in electronic commerce.  On October 19, 2000, the Company sold substantially all the net assets of Judd’s Online to a subsidiary of Susquehanna Media Corporation.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Press Room

The Company offers its customers state-of-the-art heatset web offset press capabilities at each of its printing facilities.  The Company has invested in wide web press technology which represents a substantial capital commitment, which the Company believes is matched by only a small number of well-capitalized printers.  Wide web presses generate a significant cost savings on longer press runs.  Other specialized press capabilities include short cut-off and gapless presses, which reduce paper waste.  The Company’s presses can print on lower-cost paper stocks and certain presses incorporate folders to produce tabloid- and digest-size products.  The Company has both high-speed presses best suited for longer runs and other presses with shorter makeready times which are better suited for short runs. Management believes its printing operations have the consistent high quality reproduction, low paper waste, flexibility, and dependability that is required by the Company’s customers.

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

The primary raw material used by the Company in its operation is paper.  In 2002, the Company’s customers supplied approximately 70% of the paper used in the printing process, and the Company supplied approximately 30%.  The cost of paper is a principal factor in the Company’s manufacturing costs and pricing to certain customers, and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company’s net sales and cost of sales.  The Company is generally able to pass on increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers.  Fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected production volumes or profits to any significant extent.  However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits.  The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers’ needs.

The Company supplies all of the ink used by its customers and has strong relationships with its suppliers.  The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers help provide quality printing, competitive pricing and overall services to its customers.

Seasonality

The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year.  The revolving credit facility under the Company’s amended and restated credit agreement entered into in August, 2002 (the “Credit Agreement”) has an aggregate commitment of $25.0 million, of which $16.3 million was available for future working capital and other general corporate purposes as of December 31, 2002.

Regulatory Compliance

The Company is subject to regulation under various federal, state, and local laws relating to the environment and to employee health and safety.  These environmental regulations relate to the generation, storage, transportation, handling, disposal, and emission into the environment of various substances.  Permits are required for operation of the Company’s business and these permits are subject to renewal, modification and, in certain circumstances, revocation.  The Company is also subject to regulation under various federal, state and local laws which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination, if any, at the Company’s own sites and at facilities where its waste is or has been disposed.  The Company has internal controls and personnel dedicated to compliance with all applicable environmental and employee health and safety laws.  The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with applicable environmental laws.  The Company cannot predict the environmental or employee health and safety legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material; however the Company is not currently aware of any environmental or employee health or safety matter which could have a material adverse effect upon the Company’s competitive position or consolidated financial statements.

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

Employees

As of December 31, 2002, the Company had approximately 2,305 employees, of which approximately 519 or 23% are represented by unions.  All of the union employees are employed at the Company’s Waterloo plant. Approximately 180 of such union employees are covered under a labor contract which expires in June 2007, and approximately 339 of such union employees are covered under a labor contract which expires in April 2008. The Company believes that it has satisfactory employee and labor relations.

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

A Significant Portion of the Company’s Revenue depends on a Single Customer

For the years ended December 31, 2002, 2001 and 2000, Time, Inc. comprised 15%, 14%, and 15% of consolidated net revenue, respectively. Time, Inc. has notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003, and its monthly printing contract on its expiration on July 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected. The Company has not yet been successful in replacing this loss of business.  No other customer accounted for more than 10% of the business.

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

Holding Company Structure

Perry Judd’s Holdings is a holding company, the principal assets of which consist of equity interests in its subsidiaries.  The Senior Notes are a direct obligation of Perry Judd’s Holdings, which derives all of its revenues from the operations of its subsidiaries.  As a result, Perry Judd’s Holdings will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal and interest on the Senior Notes.  Accordingly, Perry Judd’s Holdings’ ability to pay interest on the Senior Notes and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries.  The payment of dividends from the subsidiaries to Perry Judd’s Holdings and the payment of any interest on or the repayment of any principal of any loans or advances made by Perry Judd’s Holdings to any of its subsidiaries may be subject to statutory restrictions under corporate law limiting the payment of dividends and are contingent upon the earnings of such subsidiaries.  The Company’s subsidiaries are guarantors of the indebtedness incurred under the Credit Agreement.  The Senior Notes are not secured by liens against any of the Company’s or its subsidiaries’ assets, while the indebtedness incurred under the Credit Agreement is secured by liens against substantially all the Company’s and its subsidiaries’ assets.

Restrictions Imposed by Terms of the Company’s Indebtedness

The Indenture restricts, among other things, the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined in the Indenture) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.  In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes) unless certain financial ratios are met. The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests.  The Company’s ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests.  A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture.  Upon the occurrence of an event of default under the Credit Agreement, the lender could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable.  If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness.  If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Senior Notes.  The Company’s obligations under the Credit Agreement are secured by a security interest in all the assets of the Company and its subsidiaries, excluding all assets relating to inventory and property, plant and equipment.

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

Technological Changes

Technology in the printing industry has evolved and continues to evolve.  Since 1998, over $106 million of purchased and leased capital expenditures have been invested for printing facilities and production equipment.  As technology continues to evolve and as its customers’ needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services.  If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

Raw Materials - Paper

The cost of paper is a principal factor in the Company’s manufacturing costs and pricing to certain customers and, consequently, the cost of paper significantly affects the Company’s net sales.  The Company is generally able to pass on increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers.  Typical fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected production volumes or profits to any significant extent.  However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits.  To the extent that there are future paper costs increases and the Company is not able to pass such increases to its customers or its customers reduce their demand for the Company’s products and services, the Company’s financial condition and results of operations could be materially adversely affected.

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

Reliance on Key Personnel

The Company’s success will continue to depend to a significant extent on its executive officers and other key management personnel.  There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.  In addition, the success of any acquisition by the Company may depend, in part, on the Company’s ability to retain management personnel of the acquired companies.  There can be no assurance that the Company will be able to retain such management personnel.

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

Available Information

The Company maintains a website with the address www.perryjudds.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. As a matter of practice, we do not post forms filed with the Securities and Exchange Commission (SEC) on our website; however, this information may be obtained through other sources, such as www.edgar-online.com.

Item 2.                                        Properties

Each of the Company’s printing plants has a primary product expertise which allows it to maximize the efficiency and responsiveness of its operations.  Information about the Company’s facilities are set forth below:

Location	Use	Owned/Leased	Square Feet

Corporate Headquarters
Waterloo, WI	Executive Offices and Corporate Support Functions	Leased	50,200

Preproduction Facilities
Madison, WI	Digital Prepress Production	Leased	7,100

Printing Plants
Waterloo, WI	Long- and medium-run magazines	Leased	298,800
Strasburg, VA	Medium- and short-run magazines	Leased	353,400
Baraboo, WI	Consumer and business catalogs	Leased	614,000
Spencer, IA	Short-run magazines	Owned	127,000

Warehouses
Waterloo, WI (3 sites)	Paper storage	Leased	112,800
Mt. Jackson, VA	Customer supplied inserts	Leased	61,700

In addition, the Company leases several sales offices located throughout the United States.  The Company believes that none of its leases are material to its operations and that such leases were entered into on market terms.

Item 3.                                        Legal Proceedings

On November 24, 1999, Journal Communications, Inc. and Northstar Print Group, Inc. filed suit against the Company in the State of Wisconsin Circuit Court for Jefferson County, Case No. 99CV373, arising out of the Company’s redemption of its Series A redeemable preferred stock held by the plaintiffs due to the Company’s outstanding indemnity claims involving breaches of warranties and representations made by the plaintiffs with respect to certain assets purchased from the plaintiffs in connection with the acquisition of Perry Printing Corporation in 1995.  Redemption features of the Series A redeemable preferred stock provide the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to a maximum redemption value of $5 million.  The complaint alleged that the Company wrongfully redeemed the preferred stock, refused to pay dividends on other stock, and refused to pay for certain services allegedly rendered by the plaintiff to the Company.  On August 31, 2000, the Company reached a settlement agreement, effective June 30, 2000, with the former owner of Perry Printing concerning the indemnity claims.  Pursuant to this agreement, the Company paid the former owner of Perry Printing the redemption value of Series B and D redeemable preferred stock, including unpaid dividends of $2,545,000 through June 30, 2000, and dividends of $1,452,000 relating to Series A redeemable preferred stock which was partially reinstated in the amount of 43,940.68 shares.  These Series A shares were recorded in the consolidated financial statements at their estimated fair value as of the April 28, 1995 acquisition date of $2,197,000, plus an adjustment for accretion through June 30, 2000 of $946,000.

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

Item 4.                                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s common stock or other equity securities. As of December 31, 2002, there were 15 holders of the common stock.

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

Item 6.                                        Selected Financial Data

The following table sets forth selected consolidated financial data for each of the last five fiscal years.  This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.  Information related to 1999 and 1998 is derived from financial statements not included herein.

	Perry Judd’s Holdings, Inc.
	Year Ended December 31, 2002(6)	Year Ended December 31, 2001	Year Ended December 31, 2000(5)	Year Ended December 31, 1999(4)	Year Ended December 31, 1998(3)
	(dollars in thousands)
Statement of Operations Data:
Net Sales	$290,928	$321,111	$342,869	$315,998	$309,367
Operating Expenses	269,031	300,612	321,408	305,679	295,981
Income from Operations	21,897	20,499	21,461	10,319	13,386
Net Income (Loss)	5,620	2,792	60	(4,464)	(2,539)
Balance Sheet Data (end of period):
Working Capital	$20,251	$36,386	$33,737	$31,085	$73,579
Total Assets	189,705	212,526	228,269	234,251	231,320
Long Term Debt	86,010	115,000	122,800	128,818	139,101
Minority Interests(1)	3,738	3,488	3,254	9,340	8,267
Stockholders’ Equity	28,825	23,002	20,079	19,371	23,835
Other Financial Data:
EBITDA(2)	$39,053	$35,396	$32,215	$23,920	$26,020
Statement of Cash Flows Data:
Net Cash Provided By (Used In) Operating Activities	$39,924	$15,327	$20,869	$8,355	$(5,336)
Net Cash Provided By (Used In) Investing Activities	(14,881)	(10,110)	(6,453)	(38,583)	46,384
Net Cash Provided By (Used In) Financing Activities	(28,196)	(6,018)	(13,424)	(8,284)	(2,383)

(1)          Includes unpaid dividends on preferred stock in the two years ended December 31, 1999.

(2)          “EBITDA” represents earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on dispositions of assets and repurchases of senior subordinated notes.  While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements.  EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results.  In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies.  See the Company’s Consolidated Statements of Cash Flows and the related notes thereto included in this Form 10-K.

(3)          On September 2, 1998, the Company sold all the outstanding shares of capital stock of its subsidiary Port City for $29.4 million.

(4)          On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for $17.5 million.

(5)          On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary Judd’s Online for $6.3 million.

(6)          Effective January 1, 2002, the Company changed its method of accounting for goodwill. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 7.                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1.  The following discussion contains forward-looking statements that involve risks and uncertainties.  The statements are based on current expectations, and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed in “Business – Risk Factors” and elsewhere in this Annual Report.

Results of Operations

Comparison of the year ended December 31, 2002 with the year ended December 31, 2001

Net sales decreased $30.2 million or 9.4% to $290.9 million for the year ended December 31, 2002 from $321.1 million for the year ended December 31, 2001. The decrease resulted primarily from a reduction in the amount of paper the Company furnished to its customers, a 16.6% reduction in paper prices and a lower volume of production units from new and existing customers.

Costs of production and distribution decreased $34.0 million or 13.4% to $219.1 million for the year ended December 31, 2002 from $253.1 million for the year ended December 31, 2001, principally due to a reduction in paper costs, improved operating efficiencies and lower operating expenses resulting from reduced production levels. Costs of production and distribution as a percentage of net sales were 75.3% for the year ended December 31, 2002, as compared to 78.8% for the year ended December 31, 2001. Paper costs were 19.3% of net sales for the year ended December 31, 2002, as compared to 23.6% for the year ended December 31, 2001.

Selling, general and administrative expenses increased $0.2 million or 0.6% to $32.5 million for the year ended December 31, 2002 as compared to $32.3 million for the year ended December 31, 2001. Selling, general and administrative expenses increased as a percent of net sales to 11.2% in the 2002 period, as compared to 10.1% in the 2001 period, primarily as a result of reduced level of sales created by lower paper sales value.

Depreciation expense increased $2.5 million or 17.1% to $17.1 million for the year ended December 31, 2002 from $14.6 million for the year ended December 31, 2001, due primarily from the full year effect of purchased assets placed in service from 2001 and 2002 additions.

Income from operations increased $1.4 million or 6.8% to $21.9 million for the year ended December 31, 2002 from $20.5 million for the year ended December 31, 2001, due to the factors discussed in the preceding paragraphs of this section.

EBITDA (as defined in Item 6. “Selected Financial Data” above) increased $3.7 million or 10.5% to $39.1 million for the year ended December 31, 2002 from $35.4 million for the year ended December 31, 2001, principally due to the factors discussed in the second paragraph of this section. EBITDA increased as a percent of net sales to 13.4% in the 2002 period, as compared to 11.0% in the 2001 period.

Interest expense decreased $1.0 million or 7.8% to $11.8 million for the year ended December 31, 2002 from $12.8 million for the year ended December 31, 2001, as a result of reduced debt levels and lower borrowing rates.

During 2002, the Company incurred a loss of $0.6 million resulting from the accelerated write-off of deferred financing costs in connection with repurchasing approximately $29.0 million of its senior subordinated notes.

Result of Operations

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

Costs of production and distribution decreased $22.8 million or 8.3% to $253.1 million for the year ended December 31, 2001 from $275.9 million for the year ended December 31, 2000, principally due to lower operating expenses resulting from reduced production levels, the sale of Judd’s Online, and the termination of a defined benefit pension plan.  Costs of production and distribution as a percentage of net sales were 78.8% for the year ended December 31, 2001, as compared to 80.5% for the year ended December 31, 2000.  Paper costs were 23.6% of net sales for the year ended December 31, 2001, as compared to 23.5% for the year ended December 31, 2000.

Selling, general and administrative expenses decreased $2.6 million or 7.4% to $32.3 million for the year ended December 31, 2001, as compared to $34.9 million for the year ended December 31, 2000, principally related to the sale of Judd’s Online.  Selling, general and administrative expenses decreased as a percent of net sales to 10.1% in the 2001 period, as compared to 10.2% in the 2000 period.

Depreciation expense increased $1.1 million or 8.1% to $14.6 million for the year ended December 31, 2001 from $13.5 million for the year ended December 31, 2000, primarily from the full year effect of purchased assets placed in service from 2000.

Gains or losses on disposals of business and equipment decreased $3.8 million for the year ended December 31, 2001, as compared to the year ended December 31, 2000 related principally to the gain recognized on the sale of substantially all of the net assets of Judd’s Online on October 19, 2000.

Income from operations decreased $1.0 million or 4.7% to $20.5 million for the year ended December 31, 2001 from $21.5 million for the year ended December 31, 2000, due to the factors discussed in the preceding paragraphs of this section.

EBITDA (as defined in Item 6.  “Selected Financial Data” above) increased $3.2 million or 9.9% to $35.4 million for the year ended December 31, 2001 from $32.2 million for the year ended December 31, 2000, principally due to the factors discussed in the first two paragraphs of this section.  EBITDA increased as a percent of net sales to 11.0% in the 2001 period, as compared to 9.4% in the 2000 period.

Interest expense decreased $1.0 million to $12.8 million for the year ended December 31, 2001 from $13.8 million for the year ended December 31, 2000, as a result of reduced debt levels and lower borrowing rates.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, noncash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on dispositions of assets and repurchases of senior subordinated notes was $39.1 million, $35.4 million and $32.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Working capital was $20.3 million, $36.4 million and $33.7 million at December 31, 2002, 2001 and 2000, respectively.  The decrease in working capital at December 31, 2002, as compared to December 31, 2001 was primarily attributable to the repurchase of approximately $29.0 million senior subordinated notes during 2002 offset by the increase in revolving debt of approximately $8.7 million.  The $2.7 million increase in working capital at December 31, 2001, as compared to December 31, 2000 was primarily attributable to a reduced level of accrued liabilities relating to capital projects in progress.

Capital expenditures for purchased assets and asset acquisitions funded under operating leases were as follows for the periods indicated (dollars in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Purchased	$14.8	$11.0	$12.8
Funded under operating leases	7.6	15.5	1.0
Total	$22.4	$26.5	$13.8

These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment.  The purchased capital investments have been funded by internally generated funds and by borrowings under the Credit Agreement.  Generally, these capital expenditures have increased or will increase the Company’s production capacity and are part of the Company’s objective to maintain modern, efficient plants and technologically advanced equipment.  At December 31, 2002, the Company had commitments to purchase or lease approximately $2.7 million of operating assets.

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

In August 2002, the Company entered into a new three year agreement (the “Credit Agreement”) which expires on August 18, 2005. The Credit Agreement is comprised of a $25.0 million revolving credit facility based upon a borrowing base of eligible accounts receivable. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of December 31, 2002, the Company had borrowings of $8.7 million under the Credit Agreement.

On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation for approximately $6.3 million, net of closing costs.  Net sales and loss from operations for this subsidiary which are included in the consolidated results of operations are as follows:

	January 1, 2000 through October 18, 2000
Net sales	$4.4	million
Loss from operations	$(0.4	) million

Rents and operating lease expense were $15.8 million, $17.2 million and $17.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had $1.0 million of state tax credits which expire in the years 2010 through 2017 and may be applied against regular tax in the future.

The Company plans to fund the majority of its major new capital expenditures through operating leases for the foreseeable future.  The Company believes that cash generated from operations and available borrowings under the Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future.  The Credit Facility has an aggregate commitment of $25.0 million, of which $16.3 million was available for future working capital and other general corporate purposes as of December 31, 2002.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2002. See Notes 4 and 7 of the Notes to Consolidated Financial Statements for further information.

In thousands	Total	Less than 1 year	1 – 3 years	4 years	5 years and thereafter
Senior subordinated notes	$86,010	$—	$—	$—	$86,010
Revolving credit facility	8,706	8,706	—		—
Operating leases	118,927	16,821	30,832	11,761	59,513
Total	$213,643	$25,527	$30,832	$11,761	$145,523

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Management believes that the following significant account policies involve a higher degree of judgment or complexity.

Allowance for doubtful accounts. Management must make estimates of the uncollectability of the Company’s accounts receivable. Management establishes a reserve for uncollectible trade accounts based on a range of percentages applied against accounts receivable aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, Management’s estimates of the recoverability of amounts due to the Company could change by a material amount.

Property, plant and equipment. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management’s expectations for the period of time that the asset will be used for the generation of revenue. Management periodically reviews the assets for changes in circumstances that may impact their useful lives.

Impairment of long-lived assets. Management periodically reviews property, plant and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions that are subject to a high degree of judgment.  In addition, management periodically assesses the recoverability of goodwill and other intangible assets which requires assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, management may be required to record impairment charges for these assets.

Income taxes. Deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. This method gives immediate effect to changes in income tax laws upon enactment.

Other estimates. Management is required to make judgments and or estimates in the determination of several of the accruals that are reflected in the consolidated financial statements. Management believes that the following accruals are subject to a higher degree of judgment.

Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. These estimates are based upon a detailed examination of historical and industry claims experience. The claim experience may change in the future and may require management to revise these accruals.

The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential ranges of any losses. Management determines the required accruals after a careful review of the facts of each legal action. The accruals may change in the future due to new developments in these matters.

Management continually reassesses its assumptions and judgments and makes adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the foregoing discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report.

Recently Issued Accounting Standards

During 2002, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 143 will become effective for the Company on January 1, 2003.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.  SFAS No. 144, which was adopted on January 1, 2002, has not had a material impact on the Company’s consolidated financial statements.  A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement.  This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, but was adopted early by the Company resulting in the loss on repurchase of senior subordinated notes being classified as other expense in the consolidated statement of operations.  SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

Management does not believe that inflation has had a material effect on the Company’s operation during the past several years. Increases in labor, materials, and other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to modify its operating procedures to substantially offset increases in its operating costs.

Item 7A.                               Quantitative and Qualitative Disclosures about Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes.  The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements.  The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing.  Operating results may be affected by changes in short-term interest rates under the revolving credit facility, pursuant to which borrowings bear interest at a variable rate.  Based on the Company’s debt outstanding under the Credit Agreement as of December 31, 2002, an increase of 1.0% in interest rates would increase interest expense and decrease income before income taxes by approximately $87,000. See Note 4 of the Notes to Consolidated Financial Statements.

Item 8:                                       Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.

Item 9:                                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP was previously the independent auditors for Perry Judd’s Holdings.  On August 27, 2001, that firm’s appointment as independent auditors was terminated and Ernst & Young LLP was engaged as independent auditors. The decision to change accountants was recommended by management and approved by the Board of Directors.

During the fiscal year ended December 31, 2000, and the subsequent interim period through August 27, 2001, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinions to the subject matter of the disagreement.

The Independent Auditors’ Reports of Deloitte & Touche LLP on the consolidated financial statements of Perry Judd’s Holdings and subsidiaries as of and for the year ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

Item 10.                                 Directors, Executive Officers and Key Management Employees

The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its subsidiaries as of March 1, 2003.  All of the persons listed below are U.S. citizens.

Directors and Senior
Executive Officers

Name	Age	Position

Robert E. Milhous	66	Chairman of the Board of Directors
Paul B. Milhous	64	Vice-Chairman of the Board of Directors
Craig A. Hutchison	50	Director, President and Chief Executive Officer
David E. Glick	56	Director and Executive Vice President, Operations
Verne F. Schmidt	62	Director, Secretary, Senior Vice President and Chief Financial Officer
Beth A. Lindsay	48	Senior Vice President, Human Resources

Executive Officers and
Key Management Employees

Name	Age	Position

Timothy M. Smith	45	Vice President, Publication Sales
Stephen M. Sanfelippo	45	Vice President, Commercial and Catalog Sales
Bradley J. Hoffman	41	Vice President, Corporate Controller
Walter A. Edwards	52	Vice President, Division Manager - Baraboo Plant
Larry C. Cole	59	Vice President, Division Manager - Waterloo Plant
Daniel L. Leever	54	Vice President, Division Manager - Heartland Plant

Robert E. Milhous has been Chairman of the Board of Directors of Perry Judd’s Holdings and Perry Judd’s since December 1994.  Mr. Milhous was Chairman of the Board of Directors of Treasure Chest Advertising (“Treasure Chest”) and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993.  Mr. Milhous is also the Chairman of the Board of Directors of Novamil Corporation (“Novamil”), which manages various companies owned by affiliates controlled by himself and Paul B. Milhous.  Robert E. Milhous is the brother of Paul B. Milhous.

Paul B. Milhous has been Vice Chairman of the Board of Directors of Perry Judd’s Holdings and Perry Judd’s since December 1994.  Mr. Milhous was Vice Chairman of the Board of Directors of Treasure Chest and its predecessor corporation from 1967 until the sale of Treasure Chest in 1993.  Mr. Milhous is also the Vice-Chairman of the Board of Directors of Novamil, which manages various companies owned by affiliates controlled by himself and Robert E. Milhous.  Paul B. Milhous is the brother of Robert E. Milhous.

Craig A. Hutchison has been the President and CEO of Perry Judd’s since April 1995.  Prior to that, Mr. Hutchison was President and CEO of Perry Printing Corporation (“Perry Printing”), the predecessor of Perry Judd’s, since 1990.  Mr. Hutchison has been a member of the Board of Directors of Perry Judd’s Holdings and Perry Judd’s since April 1995.

David E. Glick joined Perry Judd’s as Executive Vice President of Operations in February 1998 and has been a member of the Board of Directors of Perry Judd’s Holdings and Perry Judd’s since that time.  From 1993 to January 1998, Mr. Glick served in various capacities at Treasure Chest Advertising, a subsidiary of Big Flower Press Holdings, Inc., including Senior Vice President of Operations, Senior Vice President and General Manager of Operations and Sales, and Senior Vice President of Operations and Technology.

Verne F. Schmidt has been Senior Vice President and Chief Financial Officer since he joined Perry Judd’s in January 1997 and was elected to the Board of Directors of Perry Judd’s Holdings and Perry Judd’s in February 1998.  In July 2001, Mr. Schmidt was appointed as Secretary of the Company. From 1974 through 1996, Mr. Schmidt held various financial and accounting positions including Senior Vice President and Chief Financial Officer of Ringier America and its predecessor companies.

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

Executive Compensation

The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2002, 2001 and 2000 by the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation(1)				Long-Term Compensation(2)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (# of Shares)	All Other Compensation(1)
Craig A. Hutchison,	2002	$327,604	$214,908	—	—	—
President and CEO	2001	$325,805	$156,386	—	—	—
	2000	$316,486	$126,594	—	—	—

David E. Glick,	2002	$296,399	$170,133	—	—	—
Executive Vice President,	2001	$294,946	$123,877	—	—	—
Operations	2000	$285,214	$99,825	—	—	—

Verne F. Schmidt,	2002	$255,652	$146,744	—	—	—
Senior Vice President and	2001	$254,818	$107,024	—	—	—
Chief Financial Officer	2000	$246,462	$86,262	—	—	$1,008	(3)

Beth A. Lindsay	2002	$190,603	$109,406	—	—	—
Senior Vice President,	2001	$189,458	$79,572	—	—	—
Human Resources	2000	$182,846	$63,996	—	—	—

Larry C. Cole	2002	$197,303	$108,438	—	—	—
Vice President and Division	2001	$195,353	$30,849	—	—	—
Manager, Waterloo Plant	2000	$189,949	$11,337	—	—	—

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

(2)          The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 2002.

(3)          Consists of relocation expenses paid by the Company.

Option Grants

No stock options were granted to the Named Executive Officers during 2002.

Year-End Option Table

All stock options held by Named Executive Officers were exercised in 2000.

Employment Agreement

On April 28, 1995, Craig Hutchison entered into a three-year employment agreement with Perry Judd’s (the “Employment Agreement”) to serve as President and Chief Executive Officer of Perry Judd’s.  The employment agreement was extended for three one-year periods commencing April 1998 and unless terminated by written notice of either party, the Employment Agreement renews automatically for up to two additional one-year periods.  The Employment Agreement provides for a base salary subject to adjustment upward at the discretion of the Board of Directors.  Mr. Hutchison’s current annual base salary is $327,604.  Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other life, welfare and health plans and benefit programs made available by the Company to the senior executive officers of the Company.  The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, the expiration of the fifth term extension, or for termination other than for cause, death or permanent disability.  The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter.  However, if such effective date shall be subsequent to the expiration of a fourth term extension it shall be assumed that Mr. Hutchison would have been entitled to salary at the rate in effect on the effective date of termination during such one year period after such date notwithstanding the expiration of the fifth term extension.

Change in Control Severance Program

Under the severance arrangement with Mr. Hutchison, (i) if there is a change in control, (ii) if the aggregate value of stock and stock options held by Mr. Hutchison (“equity value”) is less than $2,000,000, and (iii) if (a) Mr. Hutchison’s employment is terminated as a result of the change of control, (b) Mr. Hutchison is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Hutchison is asked to relocate and instead leaves the Company, Mr. Hutchison’s salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first.  Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Hutchison is less than $1,000,000, the Company will be obligated to pay Mr. Hutchison the amount of such difference.

The Company entered into severance arrangements with two of its executive officers, Verne F. Schmidt and David E. Glick in December 1996 and January 1998, respectively, under which each officer is entitled to certain benefits in the event of a change in control of the Company.

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

Under the severance arrangement with David E. Glick, (i) if there is a change in control, (ii) if the aggregate value of stock and stock options held by Mr. Glick (“equity value”) is less than $2,000,000, and (iii) if (a) Mr. Glick’s employment is terminated as a result of the change of control, (b) Mr. Glick is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Glick is asked to relocate and instead leaves the Company, Mr. Glick’s salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first.  Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Glick is less than $1,000,000, the Company will be obligated to pay Mr. Glick the amount of such difference.

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

At December 31, 2002, 42,905 shares of common stock held by management were subject to put and call arrangements similar to the shares purchased under the Stock Option Plan (see below) at the employee’s termination, retirement after attaining age 62, permanent disability or death.

Management Incentive Compensation Plan

The Company’s management employees, including the Named Executive Officers, are eligible to participate in the Company’s Management Incentive Compensation Program (the “Management Incentive Program”).  Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company’s achievement of financial performance targets that are based on the Company’s annual budget as approved by the Board of Directors.  During 2002, the Company achieved certain financial performance targets and bonus payments of approximately $1.8 million have been accrued under the Management Incentive Program to be paid in 2003.

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

Options granted under the Stock Option Plan are “hybrid” performance options.  Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the $0.01 original exercise price until vested.  Options vest as follows: 10% on December 31 of each of the first five calendar years of service commencing with December 31 of the calendar year of the option grant; 15% on December 31 of the next two calendar years; and the remaining 20% on December 31 of the eighth calendar year from the issuance date.  Accelerated vesting of Options can occur during the first five calendar years after issuance upon the Company’s attainment of performance milestones, determined annually by the Board of Directors.  For each year in which performance milestones are attained, 10% of the shares under the Options shall vest on an accelerated basis, with the installments that would vest latest under the Options being accelerated first.  Outstanding Options also accelerate upon the occurrence of a change of control of the Company.  During 2002, 2001 and 2000, the Company achieved certain financial performance targets accelerating the vesting of 10% each year of certain shares under the Options.  The exercise price of Options under the Stock Option Plan is set at $0.01 per share, and each Option has an 18-year term.  During 2000, all outstanding options were exercised.

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

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee.  The following officers and employees participated in deliberations concerning executive compensation: Robert E. Milhous, Paul B. Milhous, Craig A. Hutchison and Beth A. Lindsay. Mr. Hutchison is an executive officer of Perry Judd’s and a member of the Board of Directors of Perry Judd’s Holdings.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 1, 2003 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group.  Except as otherwise listed below, the address of each person listed is c/o Perry Judd’s Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

	Shares Beneficially Owned at March 1, 2003
Name	Number	Percent

Ropamil Limited Partnership(1)	782,775	87.2
791 Park of Commerce Drive
Boca Raton, Florida 33487

Craig A. Hutchison	27,193	3.0

David E. Glick	20,392	2.3

Verne F. Schmidt	5,718		*

Beth A. Lindsay	5,718		*

All directors and executive officers as a group (13 persons)	863,588	96.2

*                               Less than 1%

(1)                        Robert E. Milhous, a director, and the Chairman of the Board of Directors of the Company and Paul B. Milhous, a director and the Vice-Chairman of the Board of Directors of the Company and certain affiliated entities beneficially own all of the partnership interests in this partnership.

Item 13.                                 Certain Relationships and Related Party Transactions.

Perry Judd’s and Novamil Corporation (“Novamil”), a California corporation owned beneficially by Robert E. Milhous, Chairman of the Company and Paul B. Milhous, Vice Chairman of the Company, were parties to a Management Agreement dated as of April 28, 1995 which was subsequently assigned by Perry Judd’s to Perry Judd’s Holdings and amended by Perry Judd’s and Novamil as of December 16, 1997 (the “Amended Management Agreement”).  Pursuant to the Amended Management Agreement, Novamil provides Perry Judd’s Holdings certain management services by agents and employees of Novamil other than Robert E. Milhous and Paul B. Milhous in connection with business strategy, operations and finance.  Under the Amended Management Agreement, as amended, Perry Judd’s Holdings pays to Novamil an annual management fee of $750,000 payable in equal monthly installments and subject to annual adjustment for increases in costs of living.  During 2002, approximately $820,000 was paid under this agreement. The Amended Management Agreement has a term of five years from December 16, 1997, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of Perry Judd’s Holdings, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.

Pursuant to a consulting agreement dated April 28, 1995 (the “Consulting Agreement”), Robert E. Milhous and Paul B. Milhous provide consulting services to Perry Judd’s as principals of New House Capital Management Corp., a Delaware corporation (“New House”), for which Perry Judd’s pays an annual consulting fee of $450,000 (subject to annual increases not to exceed 10%), payable in equal monthly installments.  During 2002, approximately $660,000 was paid under this agreement. The Consulting Agreement has an initial term of five years, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.  On December 16, 1997, the Consulting Agreement was assigned by Perry Judd’s to Perry Judd’s Holdings. During 2001, the Company approved an additional bonus of $500,000 payable to New House which was accrued as of December 31, 2001 and paid during 2002.  During 2002, the Company approved an additional bonus of $600,000 payable to New House which has been accrued as of December 31, 2002.

Item 14.                                 Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of the Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in the reports that it files is effective within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.                                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)               The following documents are included in this report at the page numbers indicated.

(b)              Reports on Form 8-K

The Company did not file any reports on Form 8-K in the fourth quarter ended December 31, 2002.

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

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the 10-K dated as of March 29, 2002.
3.2

Amended and Restated By-laws of the Company.  Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 No. 333-45235 declared effective on June 12, 1998 (the “Registration Statement”).

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

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 +†	Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 1995. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4(a)†	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998. Incorporated by reference to Exhibit 10.4(a) to the 10-K dated as of March 31, 1999.
10.4(b)†	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996. Incorporated by reference to Exhibit 10.4(b) to the 10-K dated as of March 31, 1999.
10.4(c)†	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000. Incorporated by reference to Exhibit 10.4(c) to the 10-K dated as of April 2, 2001.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

16.0	Letter regarding change in certifying accountant.
21.0*	Subsidiary Listing

*           Filed herewith

+           Confidential treatment has been requested and received as to portions of this agreement.
†            Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2003.

PERRY JUDD’S HOLDINGS, INC.

By:	/s/ Craig A. Hutchison
Craig A. Hutchison
President and Chief Executive Officer

POWER OF ATTORNEY

[KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Craig A. Hutchison and Verne F. Schmidt, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Craig A. Hutchison	President, Chief Executive Officer, and	March 25, 2003
Craig A. Hutchison	Director (Principal Executive Officer)

/s/ David E. Glick	Executive Vice President,	March 25, 2003
David E. Glick	Operations, and Director

/s/ Verne F. Schmidt	Senior Vice President, Chief Financial	March 25, 2003
Verne F. Schmidt	Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Robert E. Milhous	Director	March 25, 2003
Robert E. Milhous

/s/ Paul B. Milhous	Director	March 25, 2003
Paul B. Milhous

PERRY JUDD’S HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Minority Interests, Preferred Stock and Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Schedules:

For the years ended December 31, 2002, 2001 and 2000:

II	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Perry Judd’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Perry Judd’s Holdings, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, minority interests, preferred stock and stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule for the years ended December 31, 2002 and 2001 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 21, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Perry Judd’s Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, minority interests, preferred stock and stockholders’ equity, and cash flows of Perry Judd’s Holdings, Inc. and subsidiaries for the year ended December 31, 2000.  Our audit also included the consolidated financial statement schedule for the year ended December 31, 2000 listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2000 financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Perry Judd’s Holdings, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic 2000 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 16, 2001

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

ASSETS

	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$970	$4,123
Accounts receivable, net	43,689	59,353
Inventories	14,750	14,624
Prepaid expenses	1,401	1,801
Deferred income taxes	1,904	1,079
Total current assets	62,714	80,980

PROPERTY, PLANT AND EQUIPMENT:
Machinery and equipment	132,403	127,498
Office furniture, equipment and vehicles	11,409	10,197
Buildings and improvements	3,191	3,166
Leasehold improvements	4,743	4,504
Land and land improvements	618	607
Projects in progress	3,885	2,722
	156,249	148,694
Less accumulated depreciation and amortization	61,232	51,219
Property, plant and equipment, net	95,017	97,475

INTANGIBLE ASSETS:
Goodwill	29,431	29,431
Deferred financing costs, net	1,878	3,673
Other intangible assets, net	665	967
Intangible assets, net	31,974	34,071
TOTAL	$189,705	$212,526

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	December 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$15,018	$18,323
Accrued expenses	18,043	17,502
Accrued interest and dividends	464	663
Income taxes payable	232	306
Current portion of long-term debt	8,706	7,800
Total current liabilities	42,463	44,594

LONG-TERM DEBT (less current portion)	86,010	115,000

DEFERRED INCOME TAXES	19,374	17,014

OTHER NONCURRENT OBLIGATIONS	9,295	9,428

MINORITY INTERESTS, Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,738	3,488

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A)-par value $0.001 per share, 775,000 shares authorized, 199,668 and 172,328 shares issued and outstanding, respectively	19,967	17,233
Common stock-par value $0.001 per share, 1,000,000 shares authorized, 901,317 shares issued and outstanding	1	1
Additional paid-in capital	22,482	22,279
Accumulated deficit	(13,625)	(16,511)
Total stockholders’ equity	28,825	23,002
TOTAL	$189,705	$212,526

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000

NET SALES	$290,928	$321,111	$342,869

OPERATING EXPENSES:
Costs of production and distribution	219,117	253,074	275,931
Selling, general and administrative	32,507	32,338	34,945
Depreciation	17,132	14,582	13,511
Amortization of intangibles	302	1,251	1,441
Gain on disposals of business and equipment	(27)	(633)	(4,420)
	269,031	300,612	321,408

INCOME FROM OPERATIONS	21,897	20,499	21,461

OTHER (INCOME) EXPENSES:
Interest expense	11,790	12,784	13,831
Interest income	(147)	(127)	(621)
Amortization of deferred financing costs	1,295	1,200	1,200
Loss on repurchases of senior subordinated notes	592	—	—
Other expenses	454	434	426
	13,984	14,291	14,836

INCOME BEFORE INCOME TAXES	7,913	6,208	6,625

PROVISION FOR INCOME TAXES	1,858	2,909	3,320

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	6,055	3,299	3,305

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	435	507	3,245

NET INCOME	$5,620	$2,792	$60

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-In Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 1999	72,598	$7,260	128,366	$12,837	860,010	$21,501	$(14,967)

Net income	—	—	—	—	—	—	60

Stock dividends	813	81	20,365	2,036	—	—	(2,036)

Redemption of Series B and D redeemable preferred stock	(73,411)	(7,341)	—	—	—	—	—

Reinstatement of Series A redeemable preferred stock	43,941	3,143	—	—	—	—	—

Accretion on Series A redeemable preferred stock	—	111	—	—	—	—	—

Stock options exercised at $0.01 per share	—	—	—	—	41,307	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	648	—

December 31, 2000	43,941	3,254	148,731	14,873	901,317	22,149	(16,943)

Net income	—	—	—	—	—	—	2,792

Stock dividends	—	—	23,597	2,360	—	—	(2,360)

Accretion on Series A redeemable preferred stock	—	234	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	131	—

December 31, 2001	43,941	3,488	172,328	17,233	901,317	22,280	(16,511)

Net income	—	—	—	—	—	—	5,620

Stock dividends	—	—	27,340	2,734	—	—	(2,734)

Accretion on Series A redeemable preferred stock	—	250	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	203	—

December 31, 2002	43,941	$3,738	199,668	$19,967	901,317	$22,483	$(13,625)

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,620	$2,792	$60

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,434	15,833	14,952
Amortization of deferred financing costs	1,295	1,200	1,200
Reinstatement and accretion on redeemable preferred stock	250	234	3,254
Compensation related to common stock options	203	131	648
Deferred income taxes	(222)	1,176	1,531
Gain on disposals of business and equipment	(27)	(633)	(4,420)
Loss on repurchases of senior subordinated notes	592	—	—
Changes in assets and liabilities excluding effect of businesses acquired or disposed:
Receivables	15,664	3,770	2,062
Inventories	(126)	4,750	(568)
Prepaid expenses	400	(156)	158
Accounts payable	(3,305)	(4,432)	(4,696)
Accrued expenses	541	(9,439)	9,826
Accrued interest and dividends	(199)	14	(3,020)
Income taxes, net	1,683	283	(77)
Other liabilities	121	(196)	(41)
Net cash provided by operating activities	39,924	15,327	20,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business	—	—	6,268
Expenditures for property, plant and equipment	(22,415)	(26,531)	(13,788)
Capital projects converted to operating leases	7,584	15,533	1,038
Proceeds from sale of property, plant and equipment, net of disposition costs	(50)	888	29
Net cash used in investing activities	(14,881)	(10,110)	(6,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series B and D redeemable preferred stock	—	—	(7,341)
Repayment of term debt	(7,800)	(6,018)	(6,083)
Repurchases of senior subordinated notes	(28,990)	—	—
Increase in revolving debt	8,706	—	—
Financing costs incurred	(112)	—	—
Net cash used in financing activities	(28,196)	(6,018)	(13,424)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,153)	(801)	992
BALANCE AT BEGINNING OF YEAR	4,123	4,924	3,932
BALANCE AT END OF YEAR	$970	$4,123	$4,924

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year (in thousands):

	Year Ended December 31,
	2002	2001	2000

Interest	$11,989	$12,769	$13,869

Income taxes	$463	$1,450	$1,830

NON-CASH TRANSACTIONS:

Stock dividends issued to minority interests approximated $81,000 based on their estimated value at the time of issuance for the year ended December 31, 2000 and were paid effective June 30, 2000.

On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest.  Stock dividends issued on this stock approximated $2,734,000, $2,360,000 and $2,036,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  See Note 6.

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

Asset Dispositions

On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary, Judd’s Online, to a subsidiary of Susquehanna Media Corporation for $6.3 million, net of closing costs.  The after-tax gain resulting from this sale approximated $2.6 million (approximately $4.2 million on a pre-tax basis).  Net sales of Judd’s Online were $4.4 million for the period from January 1, 2000 through October 18, 2000.  The business incurred a loss from operations of $0.4 million for the period from January 1, 2000 through October 18, 2000.  Concurrent with the sale of Judd’s Online, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the Company for services related to the disposition.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk Considerations - The Company has one customer which consists of six publication titles comprising approximately 15%, 14% and 15% of total net sales volume for the years ended December 31, 2002, 2001 and 2000, respectively.  The various titles for this customer are under contracts expiring between July 31, 2003 and December 31, 2003.

The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections.  The allowance and provision for bad debts are adjusted periodically based upon the Company’s evaluation of historical collection experience, industry trends and other relevant factors.  The allowance for doubtful accounts was $1,200,000 and $1,236,000 at December 31, 2002 and 2001, respectively.

Inventory Valuation - Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

December 31,

	2002	2001

Raw materials	$6,036	$6,803
Work in process	4,940	4,161
Production supplies	863	881
Repair and maintenance parts	2,911	2,779
	$14,750	$14,624

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

Capitalized interest on borrowed funds during construction was $235,000, $310,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

Long-lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 144 as of January 1, 2001, establishing procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale (for example, abandonments, exchanges for similar productive assets or in a distribution to owners in a spinoff) shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs. As of December 31, 2002, management believes that there has not been any impairment of the Company’s long-lived assets.

Goodwill and Other Intangible Assets – Through December 31, 2001, goodwill was amortized on a straight-line basis over 35 years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the transitional goodwill impairment test, which requires the Company to compare its fair value to the carrying value of its net assets as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss. Additionally, the Company concluded that no impairment existed at the time of the annual impairment test which was performed in the fourth quarter.

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table summarizes the pro forma income before income taxes and net income for the years ended December 31, 2001 and 2000 had SFAS No. 142 been adopted at January 1, 2000 (in thousands):

	Year Ended December 31 2001	Year Ended December 31 2000
Income before income taxes	$7,157	$7,566
Net income	$3,741	$1,001

Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $7,023,000 and $6,290,000 at December 31, 2002 and 2001, respectively.  Other intangible assets identified in connection with certain acquisitions are being amortized over the estimated useful lives of the assets which range from five to fifteen years.  Accumulated amortization on these costs was $3,523,000 and $3,221,000 at December 31, 2002 and 2001, respectively. Other intangible asset amortization expense is estimated to be $502,000 in 2003; $502,000 in 2004; $502,000 in 2005; $499,000 in 2006; and $468,000 in 2007.

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

Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Values - The Company believes that the carrying amount of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under its revolving credit facility approximate fair value due to the short maturity of these instruments.  The estimated fair value of the Company’s publicly traded debt (senior subordinated notes), based on quoted market prices, was approximately $87.9 million and $108.8 million as of December 31, 2002 and 2001, respectively.

New Accounting Pronouncements - During 2002, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 143 will become effective for the Company on January 1, 2003.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements. A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement.  This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, but was adopted early by the Company resulting in the loss on repurchases of senior subordinated notes being classified as other expense in the consolidated statements of operations.  SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

3.         BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2002	2001
Trade receivables	$42,794	$48,978
Receivable from lessor	—	7,913
Other receivables	2,095	3,698
Allowance for doubtful accounts	(1,200)	(1,236)
	$43,689	$59,353

Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Employee related expenses	$10,630	$9,586
Accrued paper costs	2,617	2,226
Taxes other than income	359	1,504
Other accrued expenses	4,437	4,186
	$18,043	$17,502

4.         LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2002	2001
Revolving credit facility	$8,706	$—
Term loan facility	—	7,800
Senior subordinated notes	86,010	115,000
Total debt	94,716	122,800
Less current portion	(8,706)	(7,800)
Long-term debt	$86,010	$115,000

Revolving Credit Facility - In August 2002, the Company entered into a three year credit agreement (the “Credit Agreement”) which expires on August 18, 2005, unless otherwise extended based upon mutual agreement of the Company and the lender.  The Credit Agreement is comprised of a $25.0 million revolving credit facility based upon a borrowing base of eligible accounts receivable. The Company’s obligations under the Credit Agreement are secured by a security interest in all the assets of the Company and its subsidiaries, excluding all assets relating to inventory and property, plant and equipment. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. The Credit Agreement requires the Company to maintain and meet certain minimum operating ratios. Additionally, the Credit Agreement restricts payments of dividends on the Company’s common stock.  At December 31, 2002, the Company was in compliance with these requirements. Borrowings against the line are either at a Eurodollar rate plus 1.50%, (2.92% at December 31, 2002) fixed for periods up to 180 days, or at the prime rate  (4.25% at December 31, 2002). At December 31, 2002, $16.3 million of the revolving credit facility was available for future working capital and other general corporate purposes.

Senior Subordinated Notes - The Company issued $115,000,000 aggregate principal amount of its 10 5/8% senior subordinated notes due December 15, 2007 in connection with its acquisition of Judd’s.  Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year.  The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption.  The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During 2002, the Company repurchased approximately $29 million of its senior subordinated notes.  After giving effect to the write-off of related deferred financing costs, the Company recognized a loss of $592,000 on the repurchases.

5.         MINORITY INTERESTS

In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the company (Perry Judd’s) issued the following redeemable preferred stock:

Series A Redeemable Preferred Stock - At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflected an original issue discount of $2.5 million which was the difference between the fair value at the time of issuance and the April 28, 2005 redemption value.  The difference is being accreted by charging operations until redemption.  Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to redemption value times 90% of the prime interest rate.  At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding.  During 1996, the carrying value of the Series A redeemable preferred stock was written down to $-0- to offset certain purchase accounting adjustments and no accretion was recorded.  During the third quarter ended September 30, 2000, the Company reached a settlement with the former owner of Perry Printing resulting in a partial reinstatement of Series A redeemable preferred stock.  Pursuant to the settlement agreement dated August 31, 2000, effective June 30, 2000, 43,940.68 shares of Series A redeemable preferred stock were reinstated at an accreted value of $3,143,000 and $1,452,000 of accumulated dividends were paid.  Additional dividends of approximately $189,000 were paid during the year ended December 31, 2000.  (See Note 11.) Dividends of  $185,000 and $273,000 were paid during the year ended December 31, 2002 and 2001, respectively.

Series B Redeemable Preferred Stock - Effective June 30, 2000, the outstanding shares of Series B redeemable preferred stock were redeemed on September 6, 2000.  Accrued and unpaid dividends were approximately $2.2 million at June 30, 2000. (See Note 11).

Series D Redeemable Preferred Stock - Effective June 30, 2000, the outstanding shares of Series D redeemable preferred stock were redeemed on September 6, 2000.  Accrued and unpaid dividends were approximately $0.3 million at June 30, 2000. (See Note 11).

6.         STOCKHOLDERS’ EQUITY AND STOCK OPTION PLAN

Preferred Stock (Series A) – Holders of the non-voting preferred stock are entitled to a 15% stock dividend, payable in preferred shares on a quarterly basis.  A California corporation owned beneficially by the Company’s majority common stockholders owns the majority of the preferred stock.  The preferred stock has a liquidation preference above the common stock. The Company amended its Certificate of Incorporation eliminating the requirement to redeem the preferred stock for $100 per share in the event of a sale or exchange of all the common stock of the Company.

Common Stock – In 1995, stockholders of the Company approved the adoption of a stock option plan (the “Stock Option Plan”).  The Stock Option Plan was subsequently amended in 1995 and 2000.  Under the terms of the Stock Option Plan, options may be granted to officers and key employees.  Options have terms of eighteen years and an exercise price of $.01 per share.  Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the original exercise price until vested.  Option shares vest in gradual increments over an eight year period.  As of December 31, 2002, 1,968 option shares were unvested.  The vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies.  Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company.  The put and call options are at fair value.

The 41,307 of stock options outstanding under the Stock Option Plan were exercised in 2000.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option plan.  Accordingly, compensation expense has been recorded for the difference between the estimated fair value of the common stock and the exercise price of the option at the date of grant as the shares vest.  Compensation expense of $203,000, $131,000 and $648,000 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively. The pro forma effect on reported net income for the years ended December 31, 2002, 2001 and 2000 of using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation”, is not significant.

Stockholder Agreements – At December 31, 2002, 42,905 shares of common stock held by management are subject to put and call arrangements similar to the shares purchased under the Stock Option Plan at the employee’s termination, retirement after attaining age 62, permanent disability or death.

7.         OPERATING LEASES

The Company leases certain equipment and office space under non-cancelable operating lease agreements.  Lease expense under such agreements was $15.8 million, $17.2 million, and $17.8 million for the years ended December 31, 2002, 2001 and 2000 respectively.

Concurrent with the acquisition of Judd’s, the Company entered into a sale and leaseback transaction whereby the Wisconsin printing plants and warehouse facilities, and the Company’s corporate headquarters were sold to a third party for the aggregate purchase price (exclusive of fees and costs) of $18.25 million and immediately leased back to the Company.  The sale and leaseback of the real property resulted in a deferred gain of $2.8 million, net of taxes, and is being amortized over the initial term of the lease.  The lease has an initial term of 20 years, with an economic abandonment buyout for one property selected by the Company after five years, and may be extended for three additional five-year terms at the Company’s option.  Initial annual rent under the lease is approximately $1.9 million payable quarterly in advance with 10% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term (and a corresponding 10% increase at the beginning of any option term).  For the first ten years of the lease, the Company has a right of first refusal on any proposed sale of all of the leased properties by the lessor to a third party, exercisable within 30 days of receipt of the proposed sale contract.

On August 17, 1998, the Company entered into a sale and leaseback transaction for the majority of the Judd’s real property located in Virginia. The initial annual lease expense incurred under the operating lease was $1.3 million with 14.5% escalations scheduled at the start of the sixth, eleventh and sixteenth years of the 20 year term.

Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

Year Ending December 31,
2003	$16,821
2004	16,343
2005	14,489
2006	11,761
2007	7,800
Thereafter	51,713
Total minimum lease payments	$118,927

8.         INCOME TAXES

The provision (benefit) for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$1,875	$1,612	$1,542
State	205	121	247
	2,080	1,733	1,789
Deferred
Federal	(202)	848	1,259
State	(20)	328	272
	(222)	1,176	1,531
Provision for income taxes	$1,858	$2,909	$3,320

Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

	Year Ended December 31,
	2002	2001	2000

Tax provision at federal statutory rate (34%, 35% and 35%)	$2,690	$2,173	$2,319
State income taxes net of federal income tax benefit	249	291	337
Goodwill amortization	—	332	286
Other permanent differences	123	113	378
Impact of rate change	(1,204)	—	—
Provision for income taxes	$1,858	$2,909	$3,320

The Company has reduced its effective tax rate, including the rate used for recording the net deferred tax liability, from 40.0% in prior years to 37.4% in 2002. The reduction in the net deferred tax liability from this rate change generated a deferred income tax benefit of approximately $1.2 million in the current year. The effective rate was reduced to reflect a reduction in the anticipated applicable federal tax rate for future years from 35% to 34%, reflective of lower taxable income generated in recent and projected years. In addition, prior corporate restructurings and changes in business operations, including levels of profitability by state, have reduced the Company’s overall effective state tax rate.

Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred Tax Assets:
Accounts receivable items	$449	$495
Inventory items	200	234
Employee benefit accruals	1,333	862
Other accrued expenses	601	551
Sale and leaseback	2,373	2,387
Tax loss carryforwards	—	172
Tax credit carryforwards	627	3,031
Other items	725	79
	6,308	7,811
Deferred Tax Liabilities:
Prepaid items	(306)	(512)
Non current assets	(22,102)	(23,175)
Other	(1,370)	(59)
	(23,778)	(23,746)

Net deferred income taxes	$(17,470)	$(15,935)

The net deferred income tax liability is classified in the balance sheets as follows (in thousands):

	December 31,
	2002	2001
Current deferred income taxes	$1,904	$1,079
Non-current deferred income taxes	(19,374)	(17,014)
Net deferred income taxes	$(17,470)	$(15,935)

Included in tax assets at December 31, 2002 are state tax credits of approximately $1.0 million which expire in the years 2010 through 2017 and can be used to offset future regular tax.

9.              RELATED PARTY TRANSACTIONS

On April 28, 1995, the Company entered into management agreements (the “Agreements”) with two companies owned beneficially by the majority stockholders of the Company.  The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance.  The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling $1,480,000 per year plus reimbursement of certain expenses. During 2001 the Company approved a bonus of $500,000 which was accrued at December 31, 2001 and paid during 2002. During 2002, the Company approved a bonus of $600,000 which has been accrued at December 31, 2002. Management fees paid and reimbursements expensed in conjunction with the Agreements and bonuses accrued totaled $2,294,000, $2,316,000 and $1,446,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Concurrent with the sale of Judd’s Online on October 19, 2000, a one-time fee of $300,000 was paid to a company owned beneficially by the majority stockholders of the Company for divestiture services related to the disposition.

10.       RETIREMENT PLANS

The Company has a defined contribution plan referred to as the Perry Graphic Communications Retirement Savings Plan (the “Plan”).  The Plan covers substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date.  The Company contributed approximately $1,857,000 $1,662,000, and $1,775,000 for the years ended December 31, 2002, 2001 and 2000, respectively, to the Plan representing 3% of eligible employee wages.

Effective December 31, 1997, benefits payable under a Judd’s defined benefit pension plan existing at the time of the Company’s December 16, 1997 acquisition of Judd’s were frozen.  In June 2001, the Company received a favorable advance termination letter from the Internal Revenue Service and completed the termination of the plan through lump sum payments and the purchase of annuity contracts. During the year ended December 31, 2001, the Company recorded a gain on the termination of the pension plan of approximately $1,633,000.

11.       COMMITMENTS AND CONTINGENCIES

Purchase Commitments - At December 31, 2002, the Company had commitments to purchase or lease approximately $2.7 million of operating assets.

Indemnification - In connection with the acquisition of certain net assets of Perry Printing, a subsidiary of the Company issued 50,000 and 65,000 shares of Series A and B redeemable preferred stock, respectively, to the former owner of Perry Printing.  During 1996, the Company made two indemnity claims against the former owner of Perry Printing, principally involving breaches of warranties and representations made with respect to certain assets under its Asset Purchase Agreement.  Redemption features of the Series A redeemable preferred stock provided the Company with the option to offset such claims as immediate redemption of the Series A redeemable preferred stock up to the maximum redemption value of $5 million.  Accordingly, the carrying value of the Series A redeemable preferred stock was reduced to $-0- in the financial statements at December 31, 1996.  The former owner of Perry Printing objected to these claims.  Additionally, the Company asserted a claim against the former owner of Perry Printing for an approximate $1.8 million employee benefit obligation incurred prior to April 28, 1995, which is now an obligation of the Company to its employees covered by collective bargaining agreements.

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

Schedule II

PERRY JUDD’S HOLDINGS, INC.

Valuation and Qualifying Accounts

(In Thousands)

	Balance Beginning Of Year	Additions Charged to Costs and Expenses	Deductions - Describe		Other Additions (Deductions) Describe		Balance End of Year
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Year Ended December 31
2002	$1,236	$477	$513	(1)	—		$1,200

2001	$1,239	$1,089	$1,092	(1)	—		$1,236

2000	$1,020	$1,076	$839	(1)	$(18	)(2)	$1,239

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

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the 10-K dated as of March 29, 2002.
3.2

Amended and Restated By-laws of the Company.  Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 No. 333-45235 declared effective on June 12, 1998 (the “Registration Statement”).

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

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 +†	Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 1995. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4(a)†	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998. Incorporated by reference to Exhibit 10.4(a) to the 10-K dated as of March 31, 1999.
10.4(b)†	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996. Incorporated by reference to Exhibit 10.4(b) to the 10-K dated as of March 31, 1999.
10.4(c)†	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000. Incorporated by reference to Exhibit 10.4(c) to the 10-K dated as of April 2, 2001.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

16.0	Letter regarding change in certifying accountant.
21.0*	Subsidiary Listing

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

CERTIFICATION

I, Craig A. Hutchison, Chief Executive Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.                                       I have reviewed this annual report on Form 10-K of Perry Judd’s Holdings, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)                                     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (“Evaluation Date”); and

(iii)                               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(i)                                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)                                  any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Craig A. Hutchison
Craig A. Hutchison
Chief Executive Officer
(Principal Executive Officer)
March 25, 2003

CERTIFICATION

I, Verne F. Schmidt, Chief Financial Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.                                       I have reviewed this annual report on Form 10-K of Perry Judd’s Holdings, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(iii)                               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(iv)                              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (“Evaluation Date”); and

(v)                                 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(vi)                              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(vii)                           any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Verne F. Schmidt
Verne F. Schmidt
Chief Financial Officer
(Principal Financial Officer)
March 25, 2003

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Craig A. Hutchison, Chief Executive Officer of Perry Judd’s Holdings, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)          the Report of the Company on Form 10-K for the annual period ending December 31, 2002, as filed with the Securities and Exchange Commission (the “Report) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date March 25, 2003	By	/s/ Craig A. Hutchison
President and Chief Executive Officer

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Verne F. Schmidt, Chief Financial Officer of Perry Judd’s Holdings, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report of the Company on Form 10-K for the annual period ending December 31, 2002, as filed with the Securities and Exchange Commission (the “Report) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date March 25, 2003	By	/s/ Verne F. Schmidt
Chief Financial Officer