Form 10-Q
period 2003-03-31
PERRY-JUDDS INC
filed 2003-05-09
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ No ☒

As of May 9, 2003, there were 897,918 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS:

Current Assets:
Cash and cash equivalents	$323	$970
Accounts receivable - net of allowance for doubtful accounts of $1,162 and $1,200, respectively	41,481	43,689
Inventories	13,183	14,750
Prepaid expenses	1,258	1,401
Deferred income taxes	1,771	1,904
Total current assets	58,016	62,714

Property, plant and equipment, at cost	159,761	156,249
Less accumulated depreciation and amortization	66,954	61,232
Property, plant and equipment - net	92,807	95,017
Goodwill	29,431	29,431
Other assets	2,417	2,543

TOTAL ASSETS	$182,671	$189,705

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$29,690	$33,757
Current portion of long-term debt	6,306	8,706
Total current liabilities	35,996	42,463

Long-term debt (less current portion)	86,010	86,010
Deferred income taxes	18,913	19,374
Other noncurrent obligations	9,217	9,295

Total liabilities	150,136	157,142

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,803	3,738

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 207,156 and 199,668 shares issued and outstanding, respectively	20,715	19,967
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 897,918 and 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,388	22,482
Accumulated deficit	(14,372)	(13,625)

Total stockholders’ equity	28,732	28,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,671	$189,705

Note:                         Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

NET SALES	$74,077	$66,659

OPERATING EXPENSES:
Costs of production and distribution	59,160	51,302
Selling, general and administrative	7,872	7,661
Depreciation	4,416	4,440
Amortization	30	76
Gain on disposals of equipment	(24)	(190)

	71,454	63,289

INCOME FROM OPERATIONS	2,623	3,370

OTHER (INCOME) EXPENSES:
Interest expense	2,374	3,124
Interest income	(36)	(40)
Amortization of deferred financing costs	94	328
Other expenses	24	104

	2,456	3,516

INCOME (LOSS) BEFORE INCOME TAXES	167	(146)

PROVISION (BENEFIT) FOR INCOME TAXES	60	(53)

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	107	(93)

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	106	107

NET INCOME (LOSS)	$1	$(200)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2002	43,941	$3,738	199,668	$19,967	901,317	$22,483	$(13,625)

Net income	—	—	—	—	—	—	1

Stock dividends	—	—	7,488	748	—	—	(748)

Accretion on Series A redeemable preferred stock	—	65	—	—	—	—	—

Repurchase of common
stock	—	—	—	—	(3,399)	(105)	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	11	—

March 31, 2003	43,941	$3,803	207,156	$20,715	897,918	$22,389	$(14,372)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

OPERATING ACTIVITIES:

Net income (loss)	$1	$(200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,540	4,844
Accretion on redeemable preferred stock	65	61
Compensation related to common stock options	11	77
Deferred income taxes	(328)	(81)
Gain on disposals of equipment	(24)	(190)
Changes in assets and liabilities:
Receivables	2,208	15,889
Inventories	1,567	66
Accounts payable and accrued expenses	(4,067)	(4,299)
Other assets and liabilities - net	126	240

Net cash provided by operating activities	4,099	16,407

INVESTING ACTIVITIES -
Expenditures for property, plant and equipment-net	(2,241)	(9,858)

FINANCING ACTIVITIES -
Decrease in revolving debt	(2,400)	—
Repurchase of common stock	(105)	—
Repayment of term debt	—	(7,800)

Net cash used in financing activities	(2,505)	(7,800)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(647)	(1,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	970	4,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$323	$2,872

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$84	$142
Cash paid for income taxes	250	54

NON-CASH TRANSACTIONS:

Stock dividends on preferred stock	$748	$646

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and December 31, 2002 and its related results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2002 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$5,089	$6,036
Work-in-process	4,265	4,940
Production supplies and maintenance parts	3,829	3,774

Total	$13,183	$14,750

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

Results of Operations

Three Months ended March 31, 2003 versus Three Months ended March 31, 2002

Net sales increased $7.4 million or 11.1% to $74.1 million for the three months ended March 31, 2003 from $66.7 million for the three months ended March 31, 2002.  The increase resulted primarily from additional production volume and a 23.8% increase in the amount of paper the Company furnished to its customers during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Costs of production and distribution increased $7.9 million or 15.4% to $59.2 million for the three months ended March 31, 2003 from $51.3 million for the three months ended March 31, 2002, principally related to increased production levels and the amount of paper the Company furnished its customers. Costs of production and distribution as a percent of net sales were 79.9% for the three months ended March 31, 2003 as compared to 76.9% experienced in the three months ended March 31, 2002 principally related to proportionately higher paper costs, increased energy and maintenance costs and product price declines stemming from overcapacity in the commercial printing markets. Paper costs were 22.3% of net sales for the three months ended March 31, 2003 and 20.0% for the three months ended March 31, 2002.

Selling, general and administrative expenses increased $0.2 million or 2.6% to $7.9 million for the three months ended March 31, 2003 compared to $7.7 million for the three months ended March 31, 2002. As a percent of net sales, selling, general and administrative expenses decreased to 10.7% in the 2003 period compared to 11.5% in the 2002 period due primarily to the increase in net sales mentioned above.

Income from operations decreased $0.8 million or 23.5% to $2.6 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.7 million or 22.6% to $2.4 million for the three months ended March 31, 2003 from $3.1 million for the three months ended March 31, 2002 due to a reduction in debt outstanding during the first quarter of 2003 compared to the first quarter of 2002.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options and gains and losses on disposition of assets (“EBITDA”) was $7.0 million for the three months ended March 31, 2003 and $7.7 million for the three months ended March 31, 2002. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Income (loss) before income taxes	$167	$(146)
Interest expense	2,374	3,124
Interest income	(36)	(40)
Depreciation	4,416	4,440
Amortization	124	404
Gain on disposals of equipment	(24)	(190)
Non cash compensation related to common stock options	11	77

EBITDA	$7,032	$7,669

Working capital was $22.0 million and $20.3 million at March 31, 2003 and December 31, 2002, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. On August 18, 2002, the Company entered into a new three year credit agreement (the “Credit Agreement”) which expires on August 18, 2005. The Credit Agreement is comprised of a $25 million revolving credit facility based upon a borrowing base of eligible accounts receivable. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 31, 2003, the Company had borrowings of approximately $6.3 under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of March 31, 2003, the Company had no significant concentrations of credit risk.

The Company has received notice that one of its customers, Time, Inc., will not be renewing its weekly contract at its expiration on December 31, 2003 and its monthly printing contract at its expiration on July 31, 2003.  The non-renewal of these contracts is likely to result in a material reduction in the Company’s liquidity unless and until a replacement is found for this loss of business.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

For an understanding of the significant factors that influenced the Company’s performance during the three months ended March 31, 2003, the foregoing discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-Q.

A significant portion of the Company’s revenue depends on a single customer whose contracts are expiring in 2003. For the years ended December 31, 2002, 2001 and 2000, Time, Inc. comprised 15%, 14%, and 15% of consolidated net sales, respectively. Time, Inc. has notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003, and its monthly printing contract on its expiration on July 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected. The Company has not yet been successful in replacing this loss of business.  No other customer accounted for more than 10% of the business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit facility, pursuant to which borrowings bear interest at a variable rate. See Notes 4, 7 and 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe, “ or “continue,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company’s management shares its knowledge and judgment about factors that they believe may materially affect the Company’s performance. The Company makes forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, statements in this Report and in our Annual Report on Form 10-K for the year-ended December 31, 2002 filed with the Securities and Exchange Commission on March 25, 2003. The Company does not undertake any obligation to update any forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1 Certifications pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended March 31, 2003.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	May 9, 2003	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and
Chief Financial Officer

CERTIFICATION

I, Craig A. Hutchison, Chief Executive Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.             I have reviewed this quarterly report on Form 10-Q of Perry Judd’s Holdings, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (“Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                  any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Craig A. Hutchison
Craig A. Hutchison
Chief Executive Officer
(Principal Executive Officer)
May 9, 2003

CERTIFICATION

I, Verne F. Schmidt, Chief Financial Officer of Perry Judd’s Holdings, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.             I have reviewed this quarterly report on Form 10-Q of Perry Judd’s Holdings, Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (“Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                  any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Verne F. Schmidt
Verne F. Schmidt
Chief Financial Officer
(Principal Financial Officer)
May 9, 2003

Exhibit Index

Exhibit 99.1            Certifications pursuant to the Sarbanes-Oxley Act of 2002.