Form 10-Q
period 2003-06-30
PERRY-JUDDS INC
filed 2003-08-08
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 8, 2003 there were 897,918 shares of Registrant’s Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
INDEX

PERRY JUDD’S HOLDINGS, INC.
ITEM I. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS

Current Assets:
Cash and cash equivalents	$470	$970
Accounts receivable - net of allowance for doubtful accounts of $1,342 and $1,200, respectively	37,004	43,689
Inventories	14,961	14,750
Prepaid expenses	1,979	1,401
Deferred income taxes	2,013	1,904

Total current assets	56,427	62,714

Property, plant and equipment, at cost	159,890	156,249
Less accumulated depreciation and amortization	71,395	61,232

Property, plant and equipment - net	88,495	95,017
Goodwill	29,431	29,431
Other assets	2,330	2,543

TOTAL ASSETS	$176,683	$189,705

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$30,733	$33,757
Revolving credit facility	6,587	8,706

Total current liabilities	37,320	42,463

Long-term debt	79,010	86,010
Deferred income taxes	18,254	19,374
Other noncurrent obligations	9,138	9,295

Total liabilities	143,722	157,142

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,870	3,738

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 214,922 and 199,668 shares issued and outstanding, respectively	21,492	19,967
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 897,918 and 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,399	22,482
Accumulated deficit	(14,801)	(13,625)

Total stockholders’ equity	29,091	28,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,683	$189,705

Note:                   Derived from audited financial statements. See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

NET SALES	$70,814	$69,251	$144,891	$135,910

OPERATING EXPENSES:
Costs of production and distribution	54,937	52,185	114,097	103,487
Selling, general and administrative	8,175	7,728	16,047	15,389
Depreciation	4,442	4,231	8,858	8,671
Amortization of intangibles	30	75	60	151
Gain on disposals of equipment	(120)	(49)	(144)	(239)

	67,464	64,170	138,918	127,459

INCOME FROM OPERATIONS	3,350	5,081	5,973	8,451

OTHER (INCOME) EXPENSES:
Interest expense	2,246	2,822	4,620	5,946
Interest income	(30)	(19)	(66)	(59)
Amortization of deferred financing costs	88	328	182	656
Loss on repurchases of senior subordinated notes	233	—	233	—
Other financial expenses	39	104	63	208

	2,576	3,235	5,032	6,751

INCOME BEFORE INCOME TAXES	774	1,846	941	1,700

PROVISION FOR INCOME TAXES	317	743	377	690

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	457	1,103	564	1,010

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	109	109	215	216

NET INCOME	$348	$994	$349	$794

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003

(DOLLARS IN THOUSANDS)

					Common Stock and Additional Paid-in Capital

	Minority Interests		Preferred Stock
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2002	43,941	$3,738	199,668	$19,967	901,317	$22,483	$(13,625)

Net income	—	—	—	—	—	—	349

Stock dividends	—	—	15,254	1,525	—	—	(1,525)

Accretion on Series A redeemable preferred stock	—	132	—	—	—	—	—

Repurchase of common stock	—	—	—	—	(3,399)	(105)	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	22	—

June 30, 2003	43,941	$3,870	214,922	$21,492	897,918	$22,400	$(14,801)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2003	2002

OPERATING ACTIVITIES:
Net income	$349	$794
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,100	9,478
Accretion on redeemable preferred stock	132	123
Compensation related to common stock options	22	106
Deferred income taxes	(1,229)	300
Gain on disposals of equipment	(144)	(239)
Loss on repurchases of senior subordinated notes	233	—
Changes in assets and liabilities:
Accounts receivable	6,685	11,898
Inventories	(211)	1,270
Accounts payable and accrued expenses	(3,024)	(6,084)
Other assets and liabilities - net	(713)	(319)

Net cash provided by operating activities	11,200	17,327

INVESTING ACTIVITIES:
Proceeds from disposals of equipment	64	259
Additions to property, plant and equipment - net	(2,374)	(11,695)
Net cash used in investing activities	(2,310)	(11,436)

FINANCING ACTIVITIES:
Decrease in revolving debt	(2,119)	—
Financing costs incurred	(166)	(118)
Debt repayments	—	(7,800)
Repurchase of senior subordinated notes	(7,000)	—
Repurchase of common stock	(105)	—

Net cash used in financing activities	(9,390)	(7,918)

DECREASE IN CASH AND CASH EQUIVALENTS	(500)	(2,027)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	970	4,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$470	$2,096

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,656	$6,257
Cash paid for income taxes	1,549	262

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$1,525	$1,316

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.                                       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002 and its related results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2002 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.                                       INVENTORIES

Inventories are summarized as follows:

	June 30, 2003	December 31, 2002

Raw materials	$6,359	$6,036
Work-in-process	4,748	4,940
Production supplies and maintenance parts	3,854	3,774

Total	$14,961	$14,750

3.                                       SENIOR SUBORDINATED NOTES

In 1997, the Company issued $115 million aggregate principal amount of its 10-5/8% senior subordinated notes (“notes”) due December 15, 2007. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company at specific redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During the six months ended June 30, 2003, the Company repurchased $7 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a loss of $233,000 on the repurchases.

In July 2003, the Company repurchased an additional $9 million of its senior subordinated notes.

4.                                       NEW ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for the Company beginning January 1, 2004 and relates to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company is assessing the impact of SFAS No. 150 on its consolidated financial statements.

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

Recent Developments

One of the Company’s customers, Time, Inc., has notified the Company that it has not renewed its monthly printing contract which expired July 31, 2003.  The non-renewal of this contract is likely to result in a material reduction in the Company’s liquidity unless and until a replacement is found for this loss of business.  The Company has not yet been successful in replacing this loss of business.

Six Months ended June 30, 2003 versus Six Months ended June 30, 2002.

Net sales increased $9.0 million or 6.6% to $144.9 million for the six months ended June 30, 2003 from $135.9 million for the six months ended June 30, 2002. The net increase resulted primarily from additional production volume and a 16.3% increase in the amount of paper the Company furnished to its customers during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Costs of production and distribution increased $10.6 million or 10.2% to $114.1 million for the six months ended June 30, 2003 from $103.5 million for the six months ended June 30, 2002, principally related to higher production levels and the amount of paper the Company furnished its customers. Costs of production as a percent of net sales were 78.7% for the six months ended June 30, 2003 as compared to 76.1% experienced in the six months ended June 30, 2002 principally related to proportionately higher paper costs, increased group medical and energy costs and product price declines stemming from overcapacity in the commercial print markets. Paper costs were 20.8% of net sales for the six months ended June 30, 2003 versus 19.3% for the six months ended June 30, 2002.

Selling, general and administrative expenses increased $0.6 million or 3.9% to $16.0 million for the six months ended June 30, 2003 compared to $15.4 million for the six months ended June 30, 2002. Selling, general and administrative expenses decreased as a percent of net sales to 11.0% in the 2003 period compared to 11.3% in the 2002 period due primarily to the increase in net sales mentioned above.

Depreciation expense increased $0.2 million or 2.3% to $8.9 million for the six months ended June 30, 2003 from $8.7 million for the six months ended June 30, 2002 as a result of new assets placed in service within the past twelve months.

Income from operations decreased $2.5 million or 29.4% to $6.0 million for the six months ended June 30, 2003 from $8.5 million for the six months ended June 30, 2002, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $1.3 million or 22.0% to $4.6 million for the six months ended June 30, 2003 from $5.9 million for the six months ended June 30, 2002 as a result of reduced debt levels during the 2003 period compared to the 2002 period.

Three Months ended June 30, 2003 versus Three Months ended June 30, 2002.

Net sales increased $1.5 million or 2.2% to $70.8 million for the three months ended June 30, 2003 from $69.3 million for the three months ended June 30, 2002. The increase resulted primarily from higher production volumes during the second quarter of 2003 versus the second quarter of 2002.

Costs of production and distribution increased $2.7 million or 5.2% to $54.9 million for the three months ended June 30, 2003 from $52.2 million for the three months ended June 30, 2002, principally due to higher production volumes. Costs of production as a percent of net sales were 77.5% for the three months ended June 30, 2003 as compared to 75.3% experienced in the three months ended June 30, 2002 principally related to proportionately higher paper costs, increased group medical and energy costs and product price declines stemming from overcapacity in the commercial print markets. Paper costs were 19.3% of net sales for the three months ended June 30, 2003 versus 18.7% for the three months ended June 30, 2002.

Selling, general and administrative expenses increased $0.5 million or 6.5% to $8.2 million for the three months ended June 30, 2003 compared to $7.7 million for the three months ended June 30, 2002. Selling, general and administrative expenses increased as a percent of net sales to 11.6% in the 2003 period compared to 11.1% in the 2002 period.

Depreciation expense increased $0.2 million or 4.8% to $4.4 million for the three months ended June 30, 2003 from $4.2 million for the three months ended June 30, 2002 as a result of new assets placed in service within the past twelve months.

Income from operations decreased $1.7 million or 33.3% to $3.4 million for the three months ended June 30, 2003 from $5.1 million for the three months ended June 30, 2002, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.6 million or 21.4% to $2.2 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002 as a result of reduced debt levels during the 2003 period compared to the 2002 period.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on disposition of assets and repurchases of senior subordinated notes (“EBITDA”) was $14.7 million for the six months ended June 30, 2003 and $16.9 million for the six months ended June 30, 2002. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt services, capital expenditure and working capital requirements. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2003	2002

Income before income taxes	$941	$1,700
Interest expense	4,620	5,946
Interest income	(66)	(59)
Depreciation	8,858	8,671
Amortization	242	807
Gain on disposals of equipment	(144)	(239)
Non cash compensation related to common stock options	22	106
Loss on repurchases of senior subordinated notes	233	—

EBITDA	$14,706	$16,932

Working capital was $19.1 million and $20.3 million at June 30, 2003 and December 31, 2002, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. On August 18, 2002, the Company entered into a new three year credit agreement (the “Credit Agreement”) which expires on August 18, 2005. The Credit Agreement is comprised of a $25 million revolving credit facility based upon a borrowing base of eligible accounts receivable. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 30, 2003, the Company had borrowings of approximately $6.6 million under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base. As of June 30, 2003, the Company had no significant concentrations of credit risk.

During the six months ended June 30, 2003 the Company repurchased $7.0 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a loss of $233,000 on the repurchase. In July 2003, the Company repurchased $9.0 million of its senior subordinated notes.

The Company has received notice that one of its customers, Time, Inc., will not be renewing its weekly contract at its expiration on December 31, 2003. The non-renewal of this contract is likely to result in a material reduction in the Company’s liquidity unless and until a replacement is found for this loss of business.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition. No significant changes have occurred to these policies since December 31, 2002.

For an understanding of the significant factors that influenced the Company’s performance during the three and six months ended June 30, 2003, the foregoing discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Quarterly Report since December 31, 2002.

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

Loss of Key Customer

A significant portion of the Company’s revenue depends on a single customer whose contracts are expiring in 2003. For the years ended December 31, 2002, 2001 and 2000, Time, Inc. comprised 15%, 14%, and 15% of consolidated net sales, respectively. Time, Inc. has notified the Company that it has not renewed its monthly printing contract which expired on July 31, 2003.  Time, Inc. has also notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003. If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected. The Company has not yet been successful in replacing this loss of business. No other customer accounted for more than 10% of the business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit facility, pursuant to which borrowings bear interest at a variable rate. See Notes 4, 7 and 11 of the Notes to Consolidated Financial Statements and Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Exhibit 31 Rule 13a-14(a) Certifications.

Exhibit 32 Section 1350 Certifications.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended June 30, 2003.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date: August 8, 2003	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit 31 Rule 13a-14(a) Certifications.

Exhibit 32 Section 1350 Certifications.