Form 10-Q
period 2003-09-30
PERRY-JUDDS INC
filed 2003-11-06
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 6, 2003 there were 897,918 shares of Registrant’s Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PERRY JUDD’S HOLDINGS, INC.

ITEM I. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$797	$970
Accounts receivable - net of allowance for doubtful accounts of $1,428 and $1,200, respectively	43,010	43,689
Inventories	15,461	14,750
Prepaid expenses	1,974	1,401
Deferred income taxes	1,940	1,904

Total current assets	63,182	62,714

Property, plant and equipment, at cost	162,115	156,249
Less accumulated depreciation and amortization	75,775	61,232

Property, plant and equipment - net	86,340	95,017
Goodwill	29,431	29,431
Other assets	1,957	2,543

TOTAL ASSETS	$180,910	$189,705

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$31,917	$33,757
Revolving credit facility	19,018	8,706

Total current liabilities	50,935	42,463

Long-term debt	70,010	86,010
Deferred income taxes	17,680	19,374
Other noncurrent obligations	9,042	9,295

Total liabilities	147,667	157,142

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	3,937	3,738

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 222,982 and 199,668 shares issued and outstanding, respectively	22,298	19,967
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 897,918 and 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,410	22,482
Accumulated deficit	(15,403)	(13,625)

Total stockholders’ equity	29,306	28,825

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,910	$189,705

Note:                   Derived from audited financial statements.
See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

NET SALES	$73,782	$76,438	$218,673	$212,348

OPERATING EXPENSES:
Costs of production and distribution	59,189	57,033	173,286	160,520
Selling, general and administrative	6,908	8,157	22,955	23,546
Depreciation	4,412	4,223	13,270	12,894
Amortization of intangibles	29	76	89	227
Gain on disposals of equipment	(58)	(59)	(202)	(298)
	70,480	69,430	209,398	196,889

INCOME FROM OPERATIONS	3,302	7,008	9,275	15,459

OTHER (INCOME) EXPENSES:
Interest expense	2,044	3,088	6,664	9,034
Interest income	(29)	(30)	(95)	(89)
Amortization of deferred financing costs	79	533	261	1,189
Loss on repurchases of senior subordinated notes	635	—	868	—
Other financial expenses	38	91	101	299

	2,767	3,682	7,799	10,433

INCOME BEFORE INCOME TAXES	535	3,326	1,476	5,026

PROVISION FOR INCOME TAXES	224	1,305	601	1,995

INCOME BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	311	2,021	875	3,031

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	107	110	322	326

NET INCOME	$204	$1,911	$553	$2,705

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2002	43,941	$3,738	199,668	$19,967	901,317	$22,483	$(13,625)

Net income	—	—	—	—	—	—	553

Stock dividends	—	—	23,314	2,331	—	—	(2,331)

Accretion on Series A redeemable preferred stock	—	199	—	—	—	—	—

Repurchase of common stock	—	—	—	—	(3,399)	(105)	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	33	—

September 30, 2003	43,941	$3,937	222,982	$22,298	897,918	$22,411	$(15,403)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

OPERATING ACTIVITIES:

Net income	$553	$2,705
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,620	14,310
Accretion on redeemable preferred stock	199	186
Compensation related to common stock options	33	135
Deferred income taxes	(1,730)	1,764
Gain on disposals of equipment	(202)	(298)
Loss on repurchases of senior subordinated notes	868	—
Changes in assets and liabilities:
Receivables	679	7,657
Inventories	(711)	126
Accounts payable and accrued expenses	(1,840)	(78)
Other assets and liabilities - net	(644)	(321)

Net cash provided by operating activities	10,825	26,186

INVESTING ACTIVITIES:
Proceeds from disposals of equipment	65	260
Additions to property, plant and equipment - net	(4,632)	(13,952)

Net cash used in investing activities	(4,567)	(13,692)

FINANCING ACTIVITIES:
Increase in revolving debt	10,312	—
Debt repayments	—	(7,800)
Financing costs incurred	(66)	(113)
Repurchase of senior subordinated notes	(16,572)	—
Repurchase of common stock	(105)	—

Net cash used in financing activities	(6,431)	(7,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173)	4,581

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	970	4,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	$797	$8,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,856	$6,285
Cash paid for income taxes	2,550	263

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$2,331	$2,012

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.                                       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and December 31, 2002 and its related results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2002 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.                                       INVENTORIES

                                                Inventories are summarized as follows:

	September 30, 2003	December 31, 2002

Raw materials	$5,859	$6,036
Work-in-process	5,694	4,940
Production supplies and maintenance parts	3,908	3,774

Total	$15,461	$14,750

3.                                       SENIOR SUBORDINATED NOTES

The Company issued $115,000,000 aggregate principal amount of its 10-5/8% senior subordinated notes due December 15, 2007 in connection with an acquisition. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During the nine months ended September 30, 2003, the Company repurchased $16 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a loss of $868,000 on the repurchases.

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

Recent Developments

In June 2001, the Company received notice that one of its customers, Time, Inc., will not be renewing its printing contract for the production of three weekly publications at its expiration on December 31, 2003.  The production related to this contract amounted to $24.7 million or 8.5% of consolidated net sales for 2002 and $17.9 million or 8.2% of consolidated net sales for the nine months ended September 30, 2003.

Additionally in August 2002, the Company received notice from Time, Inc. that it has not renewed its monthly printing contract that expired July 31, 2003. The production related to this contract amounted to $19.1 million or 6.6% of consolidated net sales for 2002 and $12.1 million for the work produced during 2003 or 5.5% of consolidated net sales for the nine months ended September 30, 2003.

Due to this loss of business, combined with continuing pricing pressure in the printing industry, double-digit escalations in medical costs and rising energy prices, management currently anticipates that income from operations will decline during 2004 by approximately $8 to $12 million reflecting: (a) the lost margin on Time, Inc. work net of savings associated with certain cost reductions; (b) the work anticipated to replace a portion of the lost volume at reduced pricing levels; and (c ) rising medical and energy costs. The Company can make no assurance, however, regarding the levels of cost reductions and replaced volumes that will be achieved in 2004.

On October 31, 2003 the Company announced that it will be laying off 237 of its Waterloo Wisconsin division employees by January 21, 2004, with 174 of these layoffs occurring on December 31, 2003.

Nine Months ended September 30, 2003 versus Nine Months ended September 30, 2002.

Net sales increased $6.4 million or 3.0% to $218.7 million for the nine months ended September 30, 2003 from $212.3 million for the nine months ended September 30, 2002. The increase resulted primarily from additional production volume and a 13.1% increase in the amount of paper the Company furnished to its customers during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Costs of production and distribution increased $12.8 million or 8.0% to $173.3 million for the nine months ended September 30, 2003 from $160.5 million for the nine months ended September 30, 2002, principally related to higher production levels and the amount of paper the company furnished its customers. Costs of production as a percent of net sales were 79.2% for the nine months ended September 30, 2003 as compared to 75.6% experienced in the nine months ended September 30, 2002 principally related to proportionately higher paper costs, increased group medical and energy costs and sales price declines stemming from overcapacity in the commercial print markets. Paper costs were 21.1% of net sales for the nine months ended September 30, 2003 versus 19.3% for the nine months ended September 30, 2002.

Selling, general and administrative expenses decreased $0.5 million or 2.1% to $23.0 million for the nine months ended September 30, 2003 compared to $23.5 million for the nine months ended September 30, 2002.  Selling, general and administrative expenses decreased as a percent of net sales to 10.5% in the 2003 period compared to 11.1% in the 2002 period due primarily to the increase in net sales mentioned above.

Depreciation expense increased $0.4 million or 3.1% to $13.3 million for the nine months ended September 30, 2003 from $12.9 million for the nine months ended September 30, 2002 as a result of new assets placed in service within the past twelve months.

Income from operations decreased $6.2 million or 40.0% to $9.3 million for the nine months ended September 30, 2003 from $15.5 million for the nine months ended September 30, 2002, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $2.3 million or 25.6% to $6.7 million for the nine months ended September 30, 2003 from $9.0 million for the nine months ended September 30, 2002 due to reduced debt levels during the 2003 period compared to the 2002 period.

Three Months ended September 30, 2003 versus Three Months ended September 30, 2002.

Net sales decreased $2.6 million or 3.4% to $73.8 million for the three months ended September 30, 2003 from $76.4 million for the three months ended September 30, 2002.  The decrease resulted primarily from lower volume of production units from new and existing customers.

Costs of production and distribution increased $2.2 million or 3.9% to $59.2 million for the three months ended September 30, 2003 from $57.0 million for the three months ended September 30, 2002 due to the cost factors listed below.  Costs of production as a percent of net sales were 80.2% for the three months ended September 30, 2003 as compared to 74.6% experienced in the three months ended September 30, 2002 sales price declines stemming from overcapacity in the commercial print markets. Paper costs were 21.5% of net sales for the three months ended September 30, 2003 versus 19.3% for the three months ended September 30, 2002.

Selling, general and administrative expenses decreased $1.3 million or 15.6% to $6.9 million for the three months ended September 30, 2003 compared to $8.2 million for the three months ended September 30, 2002 due to the elimination of the incentive compensation accrual during the three months ended September 30, 2003. Selling, general and administrative expenses decreased as a percent of net sales to 9.3% in the 2003 period compared to 10.7% in the 2002 period.

Depreciation expense increased $0.2 million or 4.8% to $4.4 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002 as a result of new assets placed in service within the past twelve months.

Income from operations decreased $3.7 million or 52.9% to $3.3 million for the three months ended September 30, 2003 from $7.0 million for the three months ended September 30, 2002, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $1.1 million or 35.5% to $2.0 million for the three months ended September 30, 2003 from $3.1 million for the three months ended September 30, 2002 as a result of reduced debt levels during the 2003 period compared to the 2002 period.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options, dividends and accretion on redeemable preferred stock, gains and losses on disposition of assets and repurchases of senior subordinated notes (“EBITDA”) was $22.4 million for the nine months ended September 30, 2003 and $28.1 million for the nine months ended September 30, 2002. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt services, capital expenditure and working capital requirements. EBITDA is also a key factor used in several debt covenant ratios. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

Income before income taxes	$1,476	$5,026
Interest expense	6,664	9,034
Interest income	(95)	(89)
Depreciation	13,270	12,894
Amortization	350	1,416
Gain on disposals of equipment	(202)	(298)
Non cash compensation related to common stock options	33	135
Loss on repurchases of senior subordinated notes	868	—

EBITDA	$22,364	$28,118

Working capital was $12.2 million and $20.3 million at September 30, 2003 and December 31, 2002, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. On August 18, 2002, the Company entered into a new three year credit agreement (the “Credit Agreement”) which expires on August 18, 2005. The Credit Agreement is comprised of a $25 million revolving credit facility based upon a borrowing base of eligible accounts receivable. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 2003, the Company had borrowings of approximately $19.0 million under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base. As of September 30, 2003, the Company had no significant concentrations of credit risk.

During the nine months ended September 30, 2003 the Company repurchased $16.0 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a loss of $868,000 on the repurchases.

As mentioned under “Recent Developments”, the Company received notice that a significant customer, Time, Inc., will not be renewing its printing contracts that have or will expire during 2003.  Due to this loss of business, combined with continuing pricing pressure in the printing industry, double-digit escalations in medical costs and rising energy prices, management currently anticipates that income from operations will decline during 2004 by approximately $8 to $12 million reflecting: (a) the lost margin on Time, Inc. work net of savings associated with certain cost reductions; (b) the work anticipated to replace a portion of the lost volume at reduced pricing levels; and (c) rising medical and energy costs. The Company can make no assurance, however, regarding the levels of cost reductions and replaced volumes that will be achieved in 2004.

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

For an understanding of the significant factors that influenced the Company’s performance during the three and nine months ended September 30, 2003, the foregoing discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Loss of Key Customer

A significant portion of the Company’s net sales depends on a single customer whose contracts are expiring in 2003.  For the years ended December 31, 2002, 2001 and 2000, Time, Inc. comprised 15%, 14% and 15% of consolidated net sales, respectively.  Time, Inc. has notified the Company that it would not renew its monthly printing contract that expired on July 31, 2003.  Time, Inc. has also notified the Company that it will not renew its weekly contract at its expiration on December 31, 2003.  If this loss of business is not replaced after 2003, the Company’s financial condition and results of operations would be materially effected.  The Company has not yet been successful in replacing all of this loss of business.  No other customer accounted for more than 10% of the business.  (See “Recent Developments”).

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

Technological Changes

Technology in the printing industry has evolved and continues to evolve. Since 1998, over $106 million of purchased and leased capital expenditures have been invested by the Company for printing facilities and production equipment. As technology continues to evolve and as its customers’ needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

Raw Materials - Paper

The cost of paper is a principal component of the Company’s manufacturing costs and pricing to certain customers and, consequently, the cost of paper significantly affects the Company’s net sales. The Company is generally able to pass on increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers. Typical fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected production volumes or profits to any significant extent. However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits. To the extent that there are future paper costs increases and the Company is not able to pass such increases to its customers or its customers reduce their demand for the Company’s products and services, the Company’s financial condition and results of operations could be materially adversely affected.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2003, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II.	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On October 31, 2003 the Company announced that it will be laying off 237 of its Waterloo Wisconsin division employees by January 21, 2004, with 174 of these layoffs occurring on December 31, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31 Rule 13a-14(a) Certifications.

Exhibit 32 Section 1350 Certifications.

Exhibit 99.1 Press Release.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended September 30, 2003.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	November 6, 2003	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit 31 Rule 13a-14(a) Certifications

Exhibit 32 Section 1350 Certifications *

Exhibit 99.1 Press Release

(*  furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.)