Form 10-K
period 2003-12-31
PERRY-JUDDS INC
filed 2004-03-22
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of March 19, 2004 there were 897,918 shares of Registrant’s Common Stock, par value $.001 per share outstanding.  There is no established public trading market for the Registrant’s Common Stock.  Therefore, an aggregate market value based on sales or bid and ask prices is not determinable.

Documents Incorporated by Reference

None

TABLE OF CONTENTS

Item

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures About Market Risk

8.	Financial Statements and Supplementary Data

9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

PART III

10.	Directors, Executive Officers and Key Management Employees of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Party Transactions

14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit Index

Signatures

Index of Financial Statements

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

	2003	2002	2001
Magazines	62%	65%	63%
Catalogs	33%	31%	32%
Other	5%	4%	5%
TOTAL	100%	100%	100%

Substantially all of the Company’s sales are based upon customer specifications.  A significant amount of the Company’s sales are made pursuant to term contracts with its customers, with the remainder made on an order-by-order basis.  One of the Company’s customers, Time, Inc., accounted for approximately 12%, 15%, and 14% of the Company’s consolidated net sales during 2003, 2002 and 2001, respectively. Time, Inc., did not renew its monthly printing contract at its expiration on July 31, 2003 and its weekly contract at its expiration on December 31, 2003.   Due to this loss of business, the Company announced on November 20, 2003 that it will be closing its Waterloo, Wisconsin plant and expects to close the facility by the end of April 2004. This action will result in the Company incurring an after tax charge of approximately $10-$12 million associated with employee restructuring benefits, asset write-downs and other closure related expenses during 2003 and 2004. No other customer accounted for more than 10% of the Company’s consolidated net sales for 2003, 2002 and 2001.

Market Sectors

Magazines.  The Company believes that it is one of the ten largest printers of magazines in the United States.  The Company’s principal competitors in magazines consist of four diversified printing companies.  The Company’s magazine customers include some of the largest and most established publishers in a diverse range of market categories.  The Company believes that established publishers and their publications are most likely to have a continuing and improving market presence.

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

Ink-jet personalization is increasingly being used by many publishers and catalogers.  Ink-jet addressing eliminates the additional printing of paper labels and improves mailing addressing efficiency, and allows both the cover and the order form to be labeled and to contain customer coding information.  Furthermore, as magazine and catalog publishers continue to look for methods to increase the level of personalization, the ink-jet process is being used more frequently to add personal messages, specific inserts to frequent buyers, or unique coding information for order entry.

Logistics

Logistics is a key element of the service offering needed to effectively manage distribution costs. The Company provides its customers with state-of-the-art distribution and mail list services.  The distribution services provided by the Company include multiple entry point analysis, consolidation, pool shipping, drop shipping, load planning, over-the-road and rail services, mailing/distribution consultation, freight tracking, co-mailing analysis, mail tracking, ink-jet formatting and ink-jet tape processing.

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

The primary raw material used by the Company in its operation is paper.  In 2003, the Company’s customers supplied approximately two-thirds of the paper used in the printing process, and the Company supplied approximately one-third.  The cost of paper is a principal factor in the Company’s manufacturing costs and pricing to certain customers, and consequently the cost of paper and the proportion of paper supplied by customers significantly affects the Company’s net sales and cost of sales.  The Company is generally able to pass on increases in the cost of paper to its customers, while declines in paper costs generally result in lower prices to customers.  Fluctuations in paper costs result in corresponding fluctuations in the Company’s net sales, but typical fluctuations generally have not affected production volumes or profits to any significant extent.  However, sharp increases in paper prices and related reduction in print advertising programs are more likely to adversely affect volumes and profits.  The Company believes that its relationships with its paper suppliers are strong, and that it has adequate allocations with its suppliers for its customers’ needs.

The Company supplies all of the ink used by its customers and has strong relationships with its suppliers.  The Company believes that there are adequate sources of supply for ink and that its relationships with its suppliers help provide quality printing, competitive pricing and overall services to its customers.

Seasonality

The Company experiences seasonal fluctuations, with generally higher sales and working capital in the second half of the fiscal year.  The revolving credit facility under the Company’s amended and restated credit agreement entered into in December, 2003 (the “Credit Agreement”) has an aggregate commitment of $40.0 million, of which $28.0 million was available for future working capital and other general corporate purposes as of December 31, 2003.

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

Employees

As of December 31, 2003, the Company had approximately 2,200 employees, of which approximately 472 or 21% are represented by unions.  All of the union employees are employed at the Company’s Waterloo, Wisconsin plant. On October 31, 2003 the Company announced that it would lay off 237 of its Waterloo, Wisconsin division employees by January 21, 2004 resulting from the loss of its major customer that represented a large percentage of the plant’s volume. On November 20, 2003, the Company announced that it would be closing the Waterloo plant over the first four months of 2004.

Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following risk factors for the Company should be carefully considered.  These risks may impair the Company’s results of operations and business prospects.  The risks set forth below and elsewhere in this Annual Report could cause actual results to differ materially from those that the Company projects.

Loss of Key Customer

A significant portion of the Company’s net sales depended upon a single customer whose contracts expired in 2003. For the years ended December 31, 2003, 2002 and 2001, Time, Inc. comprised 12%, 15% and 14% of consolidated net sales, respectively. Time, Inc. did not renew its monthly printing contract that expired on July 31, 2003 and its weekly printing contract that expired on December 31, 2003. If this loss of business is not replaced, the Company’s financial condition and results of operations would be materially affected. The Company was not successful in replacing all of this loss of business. No other customer accounted for more than 10% of the business. On October 31, 2003, the Company announced that it would lay-off 237 of its Waterloo, Wisconsin division employees by January 21, 2004 resulting from the loss of this major customer that represented a large percentage of the plant’s volume.

Closure of Waterloo Plant

After careful analysis and consideration of all relevant factors, the Company determined it would close its Waterloo division and transfer the remaining work to its other printing plants in Baraboo, Wisconsin, Strasburg, Virginia and Spencer, Iowa. Approximately 600 people are currently employed at the Waterloo division. The Company expects to close the facility by the end of April 2004.

This action will result in the Company incurring an after tax charge of approximately $10 - $12 million associated with employee restructuring benefits, asset write-downs and other closure-related expenses.

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

Restrictions Imposed by Terms of the Company’s Indebtedness

The Indenture restricts, among other things, the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined in the Indenture) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.  In addition, the Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes) unless certain financial ratios are met. The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests.  The Company’s ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests.  A breach of any of these covenants could result in a default under the Credit Agreement and/or the Indenture.  Upon the occurrence of an event of default under the Credit Agreement, the lender could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable.  If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness.  If the Senior Indebtedness under the Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Senior Notes.  The Company’s obligations under the Credit Agreement are secured by a security interest in all the assets of the Company and its subsidiaries, excluding all assets relating to property, plant and equipment.

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

Technological Changes

Technology in the printing industry has evolved and continues to evolve.  Since 1999, approximately $95 million of purchased and leased capital expenditures have been invested for printing facilities and production equipment.  As technology continues to evolve and as its customers’ needs become more specialized and sophisticated in the future, the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services.  If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

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

Control by Principal Stockholders

Robert E. Milhous and Paul B. Milhous, the Chairman and Vice Chairman, respectively, of the Company own together beneficially over 87% of the outstanding capital stock of the Company.  Accordingly, these stockholders have the ability, acting together, to control fundamental corporate transactions requiring stockholder approval, including without limitation approval of merger transactions involving the Company and sales of all or substantially all of the Company’s assets.  See Item 12 “Security Ownership of Certain Beneficial Owners and Management”.

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

Available Information

We maintain a website with the address www.perryjudds.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. As a matter of practice, we do not post forms filed with the Securities and Exchange Commission (SEC) on our website; however, this information may be obtained through other sources, such as www.edgar-online.com.

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

On November 20, 2003, the Company announced that it would close its Waterloo division and transfer the remaining work to its other printing plants located in Baraboo, Wisconsin, Strasburg, Virginia and Spencer, Iowa. The Company expects to close the facility by the end of April 2004.

Item 3.            Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. Claims, suits, and complaints may arise in the ordinary course of the Company’s business.  The Company believes that any such pending matters are adequately reserved for, are covered by insurance, or would not have a material adverse effect on the consolidated financial statements of the Company, taken as a whole, if determined adversely against the Company.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company’s common stock or other equity securities. As of December 31, 2003, there were 14 holders of the common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the number of shares issuable under the Company’s equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	33,693

Equity compensation plans not approved by security holders	None	None	None

Total	None	None	33,693

During 2000, all outstanding options were exercised.

Item 6.            Selected Financial Data

The following table sets forth selected consolidated financial data for each of the last five fiscal years.  This information is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.  Information related to 2000 and 1999 is derived from financial statements not included herein.

	Perry Judd’s Holdings, Inc.
	(dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002 (1)	Year Ended December 31, 2001	Year Ended December 31, 2000 (2)	Year Ended December 31, 1999 (3)
Statement of Operations Data:

Net Sales	$297,914	$290,928	$321,111	$342,869	$315,998

Operating Expenses (5)	295,716	269,031	300,612	321,408	305,679

Income from Operations (5)	2,198	21,897	20,499	21,461	10,319

Net Income (Loss) (5)	(5,242)	5,620	2,792	60	(4,464)

Balance Sheet Data (end of period):

Working Capital	$14,554	$20,251	$36,386	$33,737	$31,085

Total Assets	168,130	189,705	212,526	228,269	234,251

Long Term Debt	70,010	86,010	115,000	122,800	128,818

Minority Interests (4)	4,006	3,738	3,488	3,254	9,340

Stockholders’ Equity	23,522	28,825	23,002	20,079	19,371

Statement of Cash Flows Data:

Net Cash Provided By (Used In) Operating Activities	$18,231	$39,924	$15,327	$20,869	$8,355

Net Cash Provided By (Used In) Investing Activities	(3,989)	(14,881)	(10,110)	(6,453)	(38,583)

Net Cash Provided By (Used In) Financing Activities	(14,246)	(28,196)	(6,018)	(13,424)	(8,284)

Other Financial Data:

EBITDA (6)	$25,857	$39,053	$35,396	$32,215	$23,920

(1)   Effective January 1, 2002, the Company changed its method of accounting for goodwill. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)   On October 19, 2000, the Company sold substantially all of the net assets of its subsidiary Judd’s Online for $6.3 million.

(3)   On February 1, 1999, the Company acquired all of the issued and outstanding capital stock of Heartland for $17.5 million.

(4)   Includes unpaid dividends on preferred stock at December 31, 1999.

(5)   The following 2003 amounts have been adjusted after giving effect to the restructuring charges resulting from the Company’s 2003 decision to close its Waterloo, Wisconsin plant:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Expenses	$285,508	$269,031	$300,612	$321,408	$305,679

Income from Operations	12,406	21,897	20,499	21,461	10,319

Net Income (Loss)	1,088	5,620	2,792	60	(4,464)

(6)   “EBITDA” represents earnings before interest, income taxes, depreciation, amortization, noncash fixed asset impairment costs, noncash compensation related to common stock options, dividends and accretion on redeemable preferred stock, gains and losses on dispositions of assets and repurchases of senior subordinated notes.  While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA is also a key variable used in several debt covenant ratios. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results.  In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies.  See the Company’s Consolidated Statements of Cash Flows and the related notes thereto included in this Form 10-K.

The following table sets forth the components of EBITDA reflected in the consolidated financial statements (in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net income (loss)	$(5,242)	$5,620	$2,792	$60	$(4,464)
Dividends and accretion on redeemable preferred stock	431	435	507	3,245	1,074
Provision (benefit) for income taxes	(2,931)	1,858	2,909	3,320	(1,226)
Interest expense	8,666	11,790	12,784	13,831	14,293
Interest income	(130)	(147)	(127)	(621)	(980)
Depreciation	17,735	17,132	14,582	13,511	11,863
Amortization	535	1,597	2,451	2,641	3,224
(Gain) loss on disposals of business and equipment	(516)	(27)	(633)	(4,420)	136
Non cash compensation related to common stock options	44	203	131	648	—
Loss on repurchases of senior subordinated notes	868	592	—	—	—
Non-cash fixed asset impairment costs	6,397	—	—	—	—
EBITDA (as reported)	25,857	39,053	35,396	32,215	23,920
Other restructuring charges	3,811	—	—	—	—
EBITDA (as adjusted)	$29,668	$39,053	$35,396	$32,215	$23,920

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

Results of Operations

Comparison of the year ended December 31, 2003 with the year ended December 31, 2002

Net sales increased $7.0 million or 2.4% to $297.9 million for the year ended December 31, 2003 from $290.9 million for the year ended December 31, 2002. The increase resulted primarily from additional production volume and a 12.9% increase in the amount of paper the Company furnished to its customers during 2003 compared to 2002.

Costs of production and distribution increased $18.0 million or 8.2% to $237.1 million for the year ended December 31, 2003 from $219.1 million for the year ended December 31, 2002, principally related to higher production levels and the amount of paper the company furnished its customers. Costs of production and distribution as a percentage of net sales were 79.6% for the year ended December 31, 2003, as compared to 75.3% for the year ended December 31, 2002 principally related to proportionately higher paper costs, increased group medical and energy costs and sales price declines stemming from overcapacity in the commercial print markets. Paper costs were 21.4% of net sales for the year ended December 31, 2003, as compared to 19.3% for the year ended December 31, 2002.

Selling, general and administrative expenses decreased $1.5 million or 4.6% to $31.0 million for the year ended December 31, 2003 as compared to $32.5 million for the year ended December 31, 2002. The decrease resulted from the incentive compensation targets not being achieved by the Company during 2003. Selling, general and administrative expenses decreased as a percent of net sales to 10.4% in the 2003 period, as compared to 11.2% in the 2002 period.

Depreciation expense increased $0.6 million or 3.5% to $17.7 million for the year ended December 31, 2003 from $17.1 million for the year ended December 31, 2002, due primarily from the full year effect of purchased assets placed in service from 2002 and 2003 additions.

During 2003, the Company incurred $10.2 million of restructuring charges associated with its decision to close the Waterloo, Wisconsin plant, consisting of severance and other employee related costs, non-cash fixed asset impairment charges, write-down of repair part inventories and other closure-related costs. See Note 12 to the consolidated financial statements.

Income from operations decreased $19.7 million or 90.0% to $2.2 million for the year ended December 31, 2003 from $21.9 million for the year ended December 31, 2002, due to the factors discussed in the preceding paragraphs of this section. Excluding restructuring charges, income from operations decreased $9.5 million or 43.4% to $12.4 million from $21.9 million for the year ended December 31, 2002.

EBITDA (as defined in Item 6. “Selected Financial Data” above) decreased $13.2 million or 33.8% to $25.9 million for the year ended December 31, 2003 from $39.1 million for the year ended December 31, 2002, principally due to the factors discussed in the second and fifth paragraphs of this section. EBITDA decreased as a percent of net sales to 8.7% in the 2003 period, as compared to 13.4% in the 2002 period. Excluding restructuring charges, EBITDA decreased $9.4 million or 24.0% to $29.7 from $39.1 million for the year ended December 31, 2002.

Interest expense decreased $3.1 million or 26.3% to $8.7 million for the year ended December 31, 2003 from $11.8 million for the year ended December 31, 2002, as a result of reduced debt levels and lower borrowing rates.

During 2003, the Company incurred a loss of $0.9 million resulting from the accelerated write-off of deferred financing costs and premiums paid in connection with repurchasing $16.0 million of its senior subordinated notes. During 2002, the Company incurred a loss of $0.6 million resulting from the accelerated write-off of deferred financing costs in connection with repurchasing $29.0 million of its senior subordinated notes.

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

During 2002, the Company incurred a loss of $0.6 million resulting from the accelerated write-off of deferred financing costs in connection with repurchasing $29.0 million of its senior subordinated notes.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings, and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, noncash fixed asset impairment costs, noncash compensation related to common stock options, dividends and accretion on redeemable preferred stock, gains and losses on dispositions of assets and repurchases of senior subordinated notes was $25.9 million, $39.1 million and $35.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Working capital was $14.6 million, $20.3 million and $36.4 million at December 31, 2003, 2002 and 2001, respectively. The decrease in working capital at December 31, 2003 as compared to December 31, 2002 was attributable to an increase in accrued expenses of $3.3 million relating primarily to restructuring charges and an increase in revolving debt of $2.5 million. The decrease in working capital at December 31, 2002, as compared to December 31, 2001 was primarily attributable to the repurchase of $29.0 million senior subordinated notes during 2002 offset by the increase in revolving debt of approximately $8.7 million.

Capital expenditures for purchased assets and asset acquisitions funded under operating leases were as follows for the periods indicated (dollars in millions):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Purchased	$4.3	$14.8	$11.0
Funded under operating leases	4.8	7.6	15.5
Total	$9.1	$22.4	$26.5

These capital expenditures reflect the purchase and lease of additional prepress, press and bindery equipment.  The purchased capital investments have been funded by internally generated funds and by borrowings under the Credit Agreement.  Generally, these capital expenditures have increased or will increase the Company’s production capacity and are part of the Company’s objective to maintain modern, efficient plants and technologically advanced equipment.  At December 31, 2003, the Company had commitments to purchase or lease approximately $2.1 million of operating assets.

During 1997 and 1998, the Company entered into sale and leaseback transactions for the majority of its real property located in Wisconsin and Virginia. Each of the sale and leaseback transactions has a 20-year term. The following table summarizes the initial annual lease expense and future escalations resulting from the sale and leaseback transactions.

	Current Annual Lease Expense	Escalations Commencing at the Start of Year
		2008	2013
Wisconsin	$2.1 million	10.0%	10.0%
Virginia	$1.5 million	14.5%	14.5%

In December 2003, the Company entered into a new five year agreement (the “Credit Agreement”) which expires on December 31, 2008. The Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of December 31, 2003, the Company had borrowings of $11.2 million under the Credit Agreement.

Rents and operating lease expense were $17.1 million, $15.8 million and $17.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had $0.8 million of state tax credits which expire in the years 2010 through 2017 and may be applied against regular tax in the future.

The Company believes that cash generated from operations and available borrowings under the Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, operating leases and interest and principal payments for the foreseeable future.  The Credit Agreement has an aggregate commitment of $40.0 million, of which $28.0 million was available for future working capital and other general corporate purposes as of December 31, 2003.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2003. See Notes 4 and 7 of the Notes to Consolidated Financial Statements for further information.

In thousands	Total	Less than 1 year	1 – 3 years	4 years	5 years and thereafter
Senior subordinated notes	$70,010	$—	$70,010	$—	$—
Revolving credit facility	11,206	11,206	—	—	—
Operating leases	103,861	16,675	34,995	7,388	44,803
Total	$185,077	$27,881	$105,005	$7,388	$44,803

On October 31, 2003, the Company announced that it will be laying off 237 of its Waterloo, Wisconsin division employees by January 21, 2004 resulting from the loss of its major customer that represented a large percentage of the plant’s volume. Due to the inability to replace the work quickly and the discouraging economic, marketplace and competitive environments that persist, the Company began discussions immediately following this announcement with the Waterloo division’s employees and union representatives about these circumstances and their effect on the future of the plant.

After careful analysis and consideration of all relevant factors, the Company has determined to close its Waterloo division and transfer the remaining work to its other printing plants located in Baraboo, Wisconsin, Strasburg, Virginia and Spencer, Iowa. Approximately 600 people were employed in the Waterloo division as of December 31, 2003. The Company expects to close the facility by the end of April 2004.

This action will result in the Company incurring an after tax charge of approximately $10 - $12 million associated with employee restructuring benefits, asset write-downs and other closure-related expenses.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Management believes that the following significant accounting policies involve a higher degree of judgment or complexity.

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

Recently Issued Accounting Standards

During 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement.  This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, but was adopted early by the Company resulting in the loss on repurchases of senior subordinated notes being classified as other expense in the consolidated statements of operations.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company complied with the requirements of this statement in its accounting for the restructuring charges described in Note 12 to the Consolidated Financial Statements.

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

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes.  The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements.  The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing.  Operating results may be affected by changes in short-term interest rates under the revolving credit facility, pursuant to which borrowings bear interest at a variable rate.  Based on the Company’s debt outstanding under the Credit Agreement as of December 31, 2003, an increase of 1.0% in interest rates would increase interest expense and decrease income before income taxes by approximately $112,000. See Note 4 of the Notes to Consolidated Financial Statements.

Item 8.                    Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                 Directors, Executive Officers and Key Management Employees

The table below sets forth certain information regarding the directors, senior executive officers, and certain other executive officers and key management employees of the Company and its subsidiaries as of March 1, 2004.  All of the persons listed below are U.S. citizens.

Directors and Senior Executive Officers

Name	Age	Position

Robert E. Milhous	67	Chairman of the Board of Directors
Paul B. Milhous	65	Vice-Chairman of the Board of Directors
Craig A. Hutchison	51	Director, President and Chief Executive Officer
David E. Glick	57	Director and Executive Vice President, Operations
Verne F. Schmidt	63	Director, Secretary, Senior Vice President and Chief Financial Officer
Joseph E. Hansell	58	Senior Vice President, Human Resources

Executive Officers and Key Management Employees

Name	Age	Position

Timothy M. Smith	46	Vice President, Publication Sales
Stephen M. Sanfelippo	46	Vice President, Commercial and Catalog Sales
William K. Haynes	44	Vice President, Publications (Mid-Atlantic)
James F. Monti	42	Vice President, Publications (East Coast)
Bradley J. Hoffman	42	Vice President, Corporate Controller
Walter A. Edwards	53	Vice President, Division Manager - Strasburg Plant
Larry C. Cole	60	Vice President, Division Manager - Waterloo Plant
Daniel L. Leever	55	Vice President, Division Manager - Heartland Plant
Steven G. Timlin	45	Vice President, Division Manager - Baraboo Plant

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

Joseph E. Hansell has been Senior Vice President, Human Resources since he joined Perry Judd’s in August 2003. From March 2000 until September 2000, Mr. Hansell was Senior Vice President, Human Resources for Pratt Industries. From September 2000 until he joined Perry Judd’s, Mr. Hansell managed his own Human Resources Consulting Firm. From July 1989 until March 2000, Mr. Hansell served as Vice President, Human Resources for the Milhous Group.

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

William K. Haynes has been Vice President, Publication Sales (Mid-Atlantic) since he joined Perry Judd’s Incorporated in September 2002.  From December 2001 until May 2002 Mr. Haynes served as Executive Vice President for Sunbelt Sportswear.  Mr. Haynes was Executive Vice President of Sales for Xyan from March 2000 until March 2001 and President from March 2001 until October 2001.  From June 1983 until February 2000, Mr. Haynes held various sales positions with R. R. Donnelley & Sons.

James F. Monti has been Vice President, Publications (East Coast) since March 26, 2003. From July 8, 2002 until March 26, 2003, Mr. Monti was New England Catalog Sales Manager for Commercial/Catalogs for Perry Judd’s Incorporated. From March 2001 until July 1, 2002, Mr. Monti served as Vice President, Sales for Flower City Printing. From May 1998 until March 2001, Mr. Monti was Vice President of Sales and Marketing for The Dingley Press. From July 1985 until May 1998, Mr. Monti held various sales and customer service positions.

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

Walter A. Edwards has been Vice President, Division Manager of the Strasburg Plant since April 2003. From January 1996 to April 2003, Mr. Edwards was Vice President, Division Manager of the Baraboo Division.  From 1991 to 1995, Mr. Edwards was employed by World Color Press as Vice President and Regional Manager.  From 1974 to 1991, Mr. Edwards held a variety of positions at R.R. Donnelley & Sons/Meredith-Burda, including Vice President, Manufacturing and Group Manufacturing Manager.

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

Steven G. Timlin has been Vice President, Division Manager of the Baraboo Plant since April 2003. From 1987 until April 2003, Mr. Timlin held various manufacturing positions including General Manager positions from 1997 to April 2003 at Banta Corporation’s Catalog Group St. Paul, Minnesota plant.

The Company’s board of directors has determined that the board of directors does not have a “financial expert” as that term is defined in Item 401(h) of Regulation S-K adopted pursuant to the Exchange Act because the Company’s board of directors did not believe that any of the directors met the qualifications of a “financial expert.”

The Company continues to evaluate the adoption of a code of ethics for its principal executive officer and principal financial officer, but has not yet adopted such a code.

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

Executive Compensation

The following Summary Compensation Table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2003, 2002 and 2001 by the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation (1)				Long-Term Compensation (2)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (# of Shares)	All Other Compensation (1)
Craig A. Hutchison,	2003	$365,762	—	—	—	—
President and CEO	2002	$327,604	$214,908	—	—	—
	2001	$325,805	$156,386	—	—	—

David E. Glick,	2003	$320,931	—	—	—	—
Executive Vice President,	2002	$296,399	$170,133	—	—	—
Operations	2001	$294,946	$123,877	—	—	—

Verne F. Schmidt,	2003	$272,236	—	—	—	—
Senior Vice President and	2002	$255,652	$146,744	—	—	—
Chief Financial Officer	2001	$254,818	$107,024	—	—	—

Walter A. Edwards	2003	$219,431	—	—	—	$54,459	(3)
Vice President and Division	2002	$205,216	$87,176	—	—	—
Manager, Strasburg Plant	2001	$204,948	$75,749	—	—	—

Stephen M. Sanfelippo	2003	$223,258	—	—	—	—
Vice President, Commercial	2002	$207,252	$72,372	—	—	—
And Catalog Sales	2001	$193,404	$55,314	—	—	—

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

(2)     The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to the Named Executive Officers during 2003.

(3)     Consists of relocation costs paid by the Company.

Option Grants

No stock options were granted to the Named Executive Officers during 2003.

Year-End Option Table

All stock options held by Named Executive Officers were exercised in 2000.

Employment Agreement

On April 28, 2003, Craig Hutchison entered into a restated and amended employment agreement with Perry Judd’s (the “Employment Agreement”) to serve as President and Chief Executive Officer of Perry Judd’s for one year.  The Employment Agreement provides for successive one-year extensions commencing April 2004 unless terminated by written notice of either party.  The Employment Agreement provides for a base salary subject to adjustment upward at the discretion of the Board of Directors.  Mr. Hutchison’s current annual base salary is $376,000.  Under the Employment Agreement, Mr. Hutchison is entitled to participate in the Incentive Compensation Plan (as defined below), the Stock Option Plan (as defined below) and in all other benefit programs made available by the Company to the senior executive officers of the Company.  The Employment Agreement provides for severance pay in case of termination by Mr. Hutchison for good cause, or for termination other than for cause, death or permanent disability.  The severance pay shall equal the aggregate salary which would be payable to Mr. Hutchison during the period commencing on the effective date of termination and ending one year thereafter.

Change in Control Severance Program

Under the severance arrangement with Mr. Hutchison entered into in April 2003, (i) if there is a change in control, (ii) if the aggregate value of stock and stock options held by Mr. Hutchison (“equity value”) is less than $2,000,000, and (iii) if (a) Mr. Hutchison’s employment is terminated as a result of the change of control, (b) Mr. Hutchison is asked to accept lesser responsibility but instead elects to leave the Company, or (c) Mr. Hutchison is asked to relocate and instead leaves the Company, Mr. Hutchison’s salary will be continued at a rate of $333,000 per year for up to three years or until new employment is commenced, whichever occurs first.  Furthermore, upon death or if there is a change in control, and the equity value realized by Mr. Hutchison is less than $1,000,000, the Company will be obligated to pay Mr. Hutchison the amount of such difference.

The Company entered into severance arrangements with two of its executive officers, Verne F. Schmidt and David E. Glick in December 1996 and January 1998, respectively, under which each officer is entitled to certain benefits in the event of a change in control of the Company.

Under the severance arrangement with Verne F. Schmidt, (i) if there is a change in control and (ii) if (a) Mr. Schmidt’s employment is terminated or (b) Mr. Schmidt does not have the opportunity to accept a comparable position with a successor entity after a change of control, Mr. Schmidt will receive his current salary and benefits for up to one year or until he accepts another position, whichever occurs first. Additionally, Mr. Schmidt is entitled to receive a fixed dollar per share on the shares of company stock he owns should he continue his employment with the Company through December 31, 2005. In the event a change in control event occurs before this date, Mr. Schmidt will receive the greater of the selling price per share or the fixed price per share.

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

At December 31, 2003, 81,273 shares of common stock were subject to put and call arrangements at fair value similar to the shares purchased under the Stock Option Plan (see below) at the employee’s termination, retirement after attaining age 62, permanent disability or death.

Management Incentive Compensation Plan

The Company’s management employees, including the Named Executive Officers, are eligible to participate in the Company’s Management Incentive Compensation Program (the “Management Incentive Program”).  Under the Management Incentive Program, management employees are eligible to receive an annual cash bonus based on the Company’s achievement of financial performance targets that are based on the Company’s annual budget as approved by the Board of Directors.  During 2002, the Company achieved certain financial performance targets and bonus payments of approximately $1.8 million were accrued under the Management Incentive Program and paid in 2003.

1995 Stock Option Plan

On May 6, 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the “Stock Option Plan”), which provides for the grant of non-statutory stock options (“Options”) for the purchase of common stock of the Company to officers and employees of the Company.  The Stock Option Plan was subsequently amended by the Board of Directors in 1995 and 2000.  The maximum number of shares of common stock issuable under the Stock Option Plan is 75,000, of which 41,307 have been granted and exercised.  The Stock Option Plan is currently administered by the Board of Directors of the Company, but can be delegated to an authorized committee thereof.

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

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee.  The following officers and employees participated in deliberations concerning executive compensation: Robert E. Milhous, Paul B. Milhous, Craig A. Hutchison and Joseph E. Hansell. Mr. Hutchison is an executive officer of Perry Judd’s and a member of the Board of Directors of Perry Judd’s Holdings.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 1, 2004 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group.  Except as otherwise listed below, the address of each person listed is c/o Perry Judd’s Incorporated, 575 West Madison Street, Waterloo, Wisconsin 53594.

	Shares Beneficially Owned at March 1, 2004
Name	Number	Percent

Ropamil Limited Partnership (1) 791 Park of Commerce Drive Boca Raton, Florida 33487	782,775	87.2

Craig A. Hutchison	27,193	3.0

David E. Glick	20,392	2.3

Verne F. Schmidt	5,718		*

Walter A. Edwards	4,630		*

Stephen M. Sanfelippo	972		*

All directors and executive officers as a group (11 persons)	857,870	95.5

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

Item 13.                 Certain Relationships and Related Party Transactions.

Perry Judd’s and Novamil Corporation (“Novamil”), a California corporation owned beneficially by Robert E. Milhous, Chairman of the Company and Paul B. Milhous, Vice Chairman of the Company, were parties to a Management Agreement dated as of April 28, 1995 which was subsequently assigned by Perry Judd’s to Perry Judd’s Holdings and amended by Perry Judd’s and Novamil as of December 16, 1997 (the “Amended Management Agreement”).  Pursuant to the Amended Management Agreement, Novamil provides Perry Judd’s Holdings certain management services by agents and employees of Novamil other than Robert E. Milhous and Paul B. Milhous in connection with business strategy, operations and finance.  Under the Amended Management Agreement, as amended, Perry Judd’s Holdings pays to Novamil an annual management fee payable in equal monthly installments and is subject to an annual adjustment for increases in costs of living.  During 2003, approximately $840,000 was paid under this agreement. The Amended Management Agreement has a term of five years from December 16, 1997, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of Perry Judd’s Holdings, or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.

Pursuant to a consulting agreement dated April 28, 1995 (the “Consulting Agreement”), Robert E. Milhous and Paul B. Milhous provide consulting services to Perry Judd’s as principals of New House Capital Management Corp., a Delaware corporation (“New House”), for which Perry Judd’s pays an annual consulting fee (subject to annual increases not to exceed 10%), payable in equal monthly installments.  During 2003, approximately $725,000 was paid under this agreement. The Consulting Agreement has an initial term of five years, subject to one-year extensions thereafter, unless earlier terminated upon the liquidation or dissolution of the Company or ten days after a party has received written notice of a material breach where such breach remains uncured after such ten-day period.  On December 16, 1997, the Consulting Agreement was assigned by Perry Judd’s to Perry Judd’s Holdings.   During 2003, 2002 and 2001, the Company approved additional bonuses of $600,000, $600,000 and $500,000 payable to New House which were accrued as of December 31, 2003, 2002 and 2001, respectively.

Item 14.                 Principal Accountant Fees and Services

Audit Fees. Fees for audit services were approximately $137,000 and $122,000 for the years ended December 31, 2003 and 2002, respectively, which included fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. Fees for audit-related services were approximately $14,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively, and related to the audit of the Company’s 401(k) plan.

Tax Fees. Fees for tax compliance and advisory services were approximately $49,000 and $267,000 for the years ended December 31, 2003 and 2002, respectively. Advisory services were used for state and local tax issues and research related to various tax planning strategies.

There were no other fees incurred by the Company during the years ended December 31, 2003 and 2002. The Company’s Board of Directors appoints the independent auditors and approves the fee arrangements with respect to the annual audit, quarterly reviews of the Company’s Form 10-Q filings, audit of the Company’s 401(k) plan and tax compliance services and other services as required. The Company’s Board of Directors approved all the above audit and non-audit services provided by the independent auditors.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are included in this report at the page numbers indicated.

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Minority Interests, Preferred Stock and Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

(b)   Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2003.

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

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 † *	Restated and Amended Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 2003.
10.4(a) †	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998. Incorporated by reference to Exhibit 10.4(a) to the 10-K dated as of March 31, 1999.
10.4(b) †	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996. Incorporated by reference to Exhibit 10.4(b) to the 10-K dated as of March 31, 1999.
10.4(c) †	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000. Incorporated by reference to Exhibit 10.4(c) to the 10-K dated as of April 2, 2001.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.7 *	Amendment to Stock Restriction and Repurchase Agreement and Stock Purchase Agreement dated May 30, 2003 by and between the Company and Verne F. Schmidt.
10.8 *	Supplemental Agreement dated August 14, 2003 by and between the Company and Craig A. Hutchison.
10.9	Loan and Security Agreement dated August 19, 2002 between LaSalle Business Credit, Inc., as Lender and Perry Judd’s Incorporated, as Borrower.
11.0*	First Amendment to the Loan and Security Agreement dated December 10, 2003 between LaSalle Business Credit, Inc., as Lender and Perry Judd’s Incorporated, as Borrower.
21.0 *	Subsidiary Listing
31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith

†    Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2004.

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

SIGNATURE	TITLE	DATE

/s/ Craig A. Hutchison	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 19, 2004
Craig A. Hutchison

/s/ David E. Glick	Executive Vice President, Operations, and Director	March 19, 2004
David E. Glick

/s/ Verne F. Schmidt	Senior Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 19, 2004
Verne F. Schmidt

/s/ Robert E. Milhous	Chairman and Director	March 19, 2004
Robert E. Milhous

/s/ Paul B. Milhous	Vice Chairman and Director	March 19, 2004
Paul B. Milhous

PERRY JUDD’S HOLDINGS, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Perry Judd’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Perry Judd’s Holdings, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, minority interests, preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 20, 2004

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

ASSETS

	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$966	$970
Accounts receivable, net	43,197	43,689
Inventories	12,813	14,750
Prepaid expenses	2,150	1,401
Deferred income taxes	2,668	1,904
Total current assets	61,794	62,714

PROPERTY, PLANT AND EQUIPMENT:
Machinery and equipment	136,323	132,403
Office furniture, equipment and vehicles	11,784	11,409
Buildings and improvements	3,194	3,191
Leasehold improvements	5,149	4,743
Land and land improvements	638	618
Projects in progress	3,027	3,885
	160,115	156,249
Less accumulated depreciation and amortization	84,958	61,232
Property, plant and equipment, net	75,157	95,017

INTANGIBLE ASSETS:
Goodwill	29,431	29,431
Deferred financing costs, net	1,202	1,878
Other intangible assets, net	546	665
Intangible assets, net	31,179	31,974
TOTAL	$168,130	$189,705

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	December 31,
	2003	2002
CURRENT LIABILITIES:
Accounts payable	$14,271	$15,018
Accrued expenses	21,297	18,043
Accrued interest	388	464
Income taxes payable	78	232
Revolving credit facility	11,206	8,706
Total current liabilities	47,240	42,463

LONG-TERM DEBT	70,010	86,010

DEFERRED INCOME TAXES	14,807	19,374

OTHER NONCURRENT OBLIGATIONS	8,545	9,295

MINORITY INTERESTS, Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	4,006	3,738

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A)-par value $0.001 per share, 775,000 shares authorized, 231,345 and 199,668 shares issued and outstanding, respectively	23,135	19,967
Common stock-par value $0.001 per share, 1,000,000 shares authorized, 897,918 and 901,317 shares issued and outstanding, respectively	1	1
Additional paid-in capital	22,421	22,482
Accumulated deficit	(22,035)	(13,625)
Total stockholders’ equity	23,522	28,825
TOTAL	$168,130	$189,705

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001

NET SALES	$297,914	$290,928	$321,111

OPERATING EXPENSES:
Costs of production and distribution	237,145	219,117	253,074
Selling, general and administrative	31,025	32,507	32,338
Depreciation	17,735	17,132	14,582
Amortization of intangibles	119	302	1,251
Gain on disposals of equipment	(516)	(27)	(633)
Restructuring charges	10,208	—	—
	295,716	269,031	300,612

INCOME FROM OPERATIONS	2,198	21,897	20,499

OTHER (INCOME) EXPENSES:
Interest expense	8,666	11,790	12,784
Interest income	(130)	(147)	(127)
Amortization of deferred financing costs	416	1,295	1,200
Loss on repurchases of senior subordinated notes	868	592	—
Other expenses	120	454	434
	9,940	13,984	14,291

INCOME (LOSS) BEFORE INCOME TAXES	(7,742)	7,913	6,208

PROVISION (BENEFIT) FOR INCOME TAXES	(2,931)	1,858	2,909

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	(4,811)	6,055	3,299

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	431	435	507

NET INCOME (LOSS)	$(5,242)	$5,620	$2,792

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MINORITY INTERESTS,

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-In Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit
December 31, 2000	43,941	$3,254	148,731	$14,873	901,317	$22,149	$(16,943)

Net income	—	—	—	—	—	—	2,792

Stock dividends	—	—	23,597	2,360	—	—	(2,360)

Accretion on Series A redeemable preferred stock	—	234	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	131	—

December 31, 2001	43,941	3,488	172,328	17,233	901,317	22,280	(16,511)

Net income	—	—	—	—	—	—	5,620

Stock dividends	—	—	27,340	2,734	—	—	(2,734)

Accretion on Series A redeemable preferred stock	—	250	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	203	—

December 31, 2002	43,941	3,738	199,668	19,967	901,317	22,483	(13,625)

Net loss	—	—	—	—	—	—	(5,242)

Stock dividends	—	—	31,677	3,168	—	—	(3,168)

Accretion on Series A redeemable preferred stock	—	268	—	—	—	—	—

Repurchase of common stock	—	—	—	—	(3,399)	(105)	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	44	—

December 31, 2003	43,941	$4,006	231,345	$23,135	897,918	$22,422	$(22,035)

See notes to consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,242)	$5,620	$2,792

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,854	17,434	15,833
Amortization of deferred financing costs	416	1,295	1,200
Accretion on redeemable preferred stock	268	250	234
Compensation related to common stock options	44	203	131
Deferred income taxes	(5,446)	(222)	1,176
Gain on disposals of equipment	(516)	(27)	(633)
Loss on repurchases of senior subordinated notes	868	592	—
Non-cash fixed asset impairment costs	6,397	—	—
Changes in assets and liabilities excluding effect of businesses acquired or disposed:
Receivables	492	15,664	3,770
Inventories	1,937	(126)	4,750
Prepaid expenses	(749)	400	(156)
Accounts payable	(747)	(3,305)	(4,432)
Accrued expenses	3,254	541	(9,439)
Accrued interest	(76)	(199)	14
Income taxes, net	(38)	1,683	283
Other liabilities	(485)	121	(196)
Net cash provided by operating activities	18,231	39,924	15,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(9,088)	(22,415)	(26,531)
Capital projects converted to operating leases	4,778	7,584	15,533
Proceeds from sale of property, plant and equipment, net of disposition costs	321	(50)	888
Net cash used in investing activities	(3,989)	(14,881)	(10,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term debt	—	(7,800)	(6,018)
Repurchases of senior subordinated notes	(16,573)	(28,990)	—
Increase in revolving debt	2,500	8,706	—
Financing costs incurred	(68)	(112)	—
Repurchase of common stock	(105)	—	—
Net cash used in financing activities	(14,246)	(28,196)	(6,018)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4)	(3,153)	(801)
BALANCE AT BEGINNING OF YEAR	970	4,123	4,924
BALANCE AT END OF YEAR	$966	$970	$4,123

(CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year (in thousands):

	Year Ended December 31,
	2003	2002	2001

Interest	$8,742	$11,989	$12,769

Income taxes	$2,549	$463	$1,450

NON-CASH TRANSACTIONS:

On December 16, 1997, the Company issued 95,000 shares of Series A preferred stock to the majority stockholders in exchange for a note payable plus accrued and unpaid interest.  Stock dividends issued on this stock approximated $3,168,000, $2,734,000 and $2,360,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  See Note 6.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Perry Judd’s Holdings, Inc., and its wholly-owned subsidiary, Perry Judd’s Incorporated, (Perry Judd’s) (collectively hereafter referred to as the “Company”).  All significant intercompany balances and transactions have been eliminated.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk Considerations - The Company had one customer which consisted of six publication titles comprising approximately 12%, 15% and 14% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively.  The various titles for this customer were under contracts that expired on July 31, 2003 and December 31, 2003. See Note 12.

The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections.  The allowance and provision for bad debts are adjusted periodically based upon the Company’s evaluation of historical collection experience, industry trends and other relevant factors.  The allowance for doubtful accounts was $1,200,000 at December 31, 2003 and 2002, respectively.

Inventory Valuation - Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows (in thousands):

	December 31,
	2003	2002

Raw materials	$6,022	$6,036
Work in process	4,529	4,940
Production supplies	815	863
Repair and maintenance parts	1,447	2,911
	$12,813	$14,750

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

Capitalized interest on borrowed funds during construction was $235,000 and $310,000 for the years ended December 31, 2002 and 2001, respectively. There was no capitalized interest in 2003.

Long-lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 144 as of January 1, 2001, establishing procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale (for example, abandonments, exchanges for similar productive assets or in a distribution to owners in a spinoff) shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs. As of December 31, 2003, management believes that there has not been any impairment of the Company’s long-lived assets, except as outlined in Note 12.

Goodwill and Other Intangible Assets – Through December 31, 2001, goodwill was amortized on a straight-line basis over 35 years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test, which required the Company to compare its fair value to the carrying value of its net assets as of January 1, 2002. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and, accordingly, the Company did not recognize any transitional impairment loss. Additionally, the Company concluded that no impairment existed at the time of the annual impairment test which was performed in the fourth quarter of 2002 and 2003.

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table summarizes the pro forma income before income taxes and net income for the year ended December 31, 2001 had SFAS No. 142 been adopted at January 1, 2001 (in thousands):

Income before income taxes	$7,157
Net income	$3,741

Deferred financing costs are being amortized over the lives of the applicable debt agreements. Accumulated amortization on these costs was $7,119,000 and $7,023,000 at December 31, 2003 and 2002, respectively.  Other intangible assets identified in connection with certain acquisitions are being amortized over the estimated useful lives of the assets which range from five to fifteen years.  Accumulated amortization on these costs was $3,643,000 and $3,523,000 at December 31, 2003 and 2002, respectively.

Future amortization expense for deferred financing costs and other intangible assets are estimated as follows (in thousands):

Year Ending December 31,	Deferred Financing Costs	Other Intangible Assets
2004	$297	$119
2005	297	97
2006	297	73
2007	297	73
2008	14	73
Thereafter	—	111
Total	$1,202	$546

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

Fair Values - The Company believes that the carrying amount of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under its revolving credit facility approximate fair value due to the short maturity of these instruments.  The estimated fair value of the Company’s publicly traded debt (senior subordinated notes), based on quoted market prices, was approximately $66.5 million and $87.9 million as of December 31, 2003 and 2002, respectively.

New Accounting Pronouncements - During 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement.  This provision of SFAS No. 145 was effective for fiscal years beginning after May 15, 2002, but was adopted early by the Company resulting in the loss on repurchases of senior subordinated notes in 2002 being classified as other expense in the consolidated statements of operations.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company complied with the requirements of this statement in its accounting for the restructuring charges described in Note 12.

3.   BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2003	2002
Trade receivables	$41,986	$42,794
Other receivables	2,411	2,095
Allowance for doubtful accounts	(1,200)	(1,200)
	$43,197	$43,689

Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Employee related expenses	$11,791	$10,630
Accrued paper costs	3,486	2,617
Taxes other than income	532	359
Other accrued expenses	5,488	4,437
	$21,297	$18,043

4.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Revolving credit facility	$11,206	$8,706
Senior subordinated notes	70,010	86,010
Total debt	81,216	94,716
Less current portion	(11,206)	(8,706)
Long-term debt	$70,010	$86,010

Revolving Credit Facility - In December 2003, the Company entered into a five year credit agreement (the “Credit Agreement”) which expires on December 31, 2008, unless otherwise extended based upon mutual agreement of the Company and the lender.  The Credit Agreement is comprised of a $40.0 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory. At December 31, 2003, the available borrowing base was $39.2 million. The Company’s obligations under the Credit Agreement are secured by a security interest in all the assets of the Company and its subsidiaries, excluding all assets relating to property, plant and equipment. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate and applicable margin rates as defined by the Credit Agreement which fluctuate based on the Company’s leverage ratio. The Credit Agreement requires the Company to maintain and meet certain minimum operating ratios. Additionally, the Credit Agreement restricts payments of dividends on the Company’s common stock.  At December 31, 2003, the Company was in compliance with these requirements. Borrowings against the line are either at a Eurodollar rate plus 2.25%, (2.66% with $5,000,000 outstanding at December 31, 2003) fixed for periods up to 180 days, or at the prime rate (4.0% with $6,206,000 outstanding at December 31, 2003). At December 31, 2003, $28.0 million of the revolving credit facility was available for future working capital and other general corporate purposes.

Senior Subordinated Notes - The Company issued its 10 5/8% senior subordinated notes due December 15, 2007 in connection with a 1997 acquisition.  Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year.  The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption.  The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. The following table summarizes the Company’s repurchases of its senior subordinated notes and the loss recognized on the repurchases after giving effect to the write-off of related deferred financing costs (in thousands):

	Year Ended December 31
	2003	2002
Repurchases of senior subordinated notes (principal)	$16,000	$28,990
Loss on repurchases	$868	$592

On January 15, 2004, the Company repurchased an additional $4,015,000 of its senior subordinated notes and recognized a gain on the transaction of approximately $136,000 after giving effect to the write-off of related deferred financing costs.

5.   MINORITY INTERESTS

In connection with a 1995 acquisition of certain net assets, a subsidiary of the company (Perry Judd’s) issued the following redeemable preferred stock:

Series A Redeemable Preferred Stock - At April 28, 1995, Series A redeemable preferred stock issued in the amount of $5.0 million reflected an original issue discount of $2.5 million which was the difference between the fair value at the time of issuance and the April 28, 2005 redemption value.  The difference is being accreted by charging operations until redemption.  Each share of redeemable Series A, $0.001 par value, $100 redemption value, nonconvertible, non-voting preferred stock entitles its holder to receive an annual cash dividend equivalent to the redemption value times 90% of the prime interest rate.  At December 31, 1995, 50,000 shares were authorized and 47,350 shares were issued and outstanding.  During 1996, the carrying value of the Series A redeemable preferred stock was written down to zero to offset certain purchase accounting adjustments and no accretion was recorded.  During the third quarter ended September 30, 2000, the Company reached a settlement with the former owner of Perry Printing resulting in a partial reinstatement of Series A redeemable preferred stock.  Pursuant to the settlement agreement dated August 31, 2000, effective June 30, 2000, 43,940.68 shares of Series A redeemable preferred stock were reinstated at an accreted value of $3,143,000 and $1,452,000 of accumulated dividends were paid. Dividends of $163,000, $185,000 and $273,000 were paid during the years ended December 31, 2003, 2002 and 2001, respectively.

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

Common Stock – Under the terms of the Company’s stock option plan (the “Stock Option Plan”), options may be granted to officers and key employees.  Options have terms of eighteen years and an exercise price of $.01 per share.  Options are immediately exercisable, but option shares issuable are subject to repurchase by the Company on termination of employment at the original exercise price until vested.  Option shares vest in gradual increments over an eight year period.  As of December 31, 2003, 225 option shares were unvested.  The vested option shares are subject to a call by the Company and a put by the employee in the event the option shareholder retires after attaining age 62, becomes permanently disabled or dies.  Upon termination of service for reasons other than retirement, disability or death, vested option shares are subject to a call by the Company.  The put and call options are at fair value.

As of December 31, 2003, the Stock Option Plan had 33,693 options available for grant.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plan.  Accordingly, compensation expense has been recorded for the difference between the estimated fair value of the common stock and the exercise price of the option at the date of grant as the shares vest.  Compensation expense of $44,000, $203,000 and $131,000 was recognized during the years ended December 31, 2003, 2002 and 2001, respectively. The pro forma effect on reported net income (loss) for the years ended December 31, 2003, 2002 and 2001 of using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” is not significant.

Stockholder Agreements – At December 31, 2003, 81,273 shares of common stock were subject to put and call arrangements at fair value, similar to the shares purchased under the Stock Option Plan, at the employee’s termination, retirement after attaining age 62, permanent disability or death. In addition, the Company has guaranteed a minimum fixed dollar per share upon exercise of one executive with 5,718 shares.

7.   OPERATING LEASES

The Company leases certain equipment and office space under non-cancelable operating lease agreements.  Lease expense under such agreements was $17.1 million, $15.8 million and $17.2 million for the years ended December 31, 2003, 2002 and 2001 respectively.

In 1997, the Company entered into a sale and leaseback transaction whereby the Wisconsin printing plants and warehouse facilities, and the Company’s corporate headquarters were sold to a third party for the aggregate purchase price (exclusive of fees and costs) of $18.25 million and immediately leased back to the Company.  The sale and leaseback of the real property resulted in a deferred gain of $2.8 million, net of taxes, and is being amortized over the initial term of the lease.  The lease has an initial term of 20 years, with an economic abandonment buyout for one property selected by the Company after five years, and may be extended for three additional five-year terms at the Company’s option.  Annual rent under the lease is currently $2.1 million payable quarterly in advance with 10% escalations scheduled in 2008 and 2013 (and a corresponding 10% increase at the beginning of any option term).  Through 2007, the Company has a right of first refusal on any proposed sale of all of the leased properties by the lessor to a third party, exercisable within 30 days of receipt of the proposed sale contract.

The Company entered into a 20 year sale and leaseback transaction for the majority of its real property located in Virginia in 1998. Annual rent under the lease is currently $1.5 million with 14.5% escalations scheduled in 2008 and 2013.

Future minimum annual lease payments required under the operating lease agreements are as follows (in thousands):

Year Ending December 31,
2004	$16,675
2005	14,899
2006	12,163
2007	7,933
2008	7,388
Thereafter	44,803
Total minimum lease payments	$103,861

8.   INCOME TAXES

The provision (benefit) for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$2,418	$1,875	$1,612
State	97	205	121
	2,515	2,080	1,733
Deferred
Federal	(4,951)	(202)	848
State	(495)	(20)	328
	(5,446)	(222)	1,176
Provision (benefit) for income taxes	$(2,931)	$1,858	$2,909

Following is a reconciliation of the U.S. statutory federal income tax rate to the effective rate (in thousands):

	Year Ended December 31,
	2003	2002	2001

Federal statutory rate	34%	34%	35%
Tax provision (benefit) at federal statutory rate	$(2,632)	$2,690	$2,173
State income taxes net of federal income tax benefit	(384)	249	291
Goodwill amortization	—	—	332
Other permanent differences	85	123	113
Impact of rate change	—	(1,204)	—
Provision (benefit) for income taxes	$(2,931)	$1,858	$2,909

In 2002, the Company reduced its effective tax rate, including the rate used for recording the net deferred tax liability, from 40.0% in prior years to 37.4%. The reduction in the net deferred tax liability from this rate change generated a deferred income tax benefit of approximately $1.2 million in 2002. The effective rate was reduced to reflect a reduction in the anticipated applicable federal tax rate for future years from 35% to 34%, reflective of lower taxable income generated in recent and projected years. In addition, prior corporate restructurings and changes in business operations, including levels of profitability by state, have reduced the Company’s overall effective state tax rate.

Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred Tax Assets:
Accounts receivable items	$449	$449
Inventory items	823	200
Employee benefit accruals	1,736	1,333
Other accrued expenses	399	601
Sale and leaseback	2,262	2,373
Tax credit carryforwards	723	627
Other items	626	725
	7,018	6,308
Deferred Tax Liabilities:
Prepaid items	(400)	(306)
Property, plant and equipment	(17,335)	(22,102)
Other	(1,422)	(1,370)
	(19,157)	(23,778)

Net deferred income taxes	$(12,139)	$(17,470)

The net deferred income tax liability is classified in the balance sheets as follows (in thousands):

	December 31,
	2003	2002
Current deferred income taxes	$2,668	$1,904
Non-current deferred income taxes	(14,807)	(19,374)
Net deferred income taxes	$(12,139)	$(17,470)

At December 31, 2003, the Company has state tax credits of approximately $800,000 which expire in the years 2010 through 2017 and can be used to offset future regular tax.

9.     RELATED PARTY TRANSACTIONS

In 1995, the Company entered into management agreements (the “Agreements”) with two companies owned beneficially by the majority stockholders of the Company.  The Agreements, as well as subsequent revisions, provide for certain management and consulting services in connection with business strategy, operations and finance.  The Agreements have initial terms of five years, subject to one-year extensions thereafter and require the Company to currently pay annual management fees totaling $1,565,000 per year plus reimbursement of certain expenses. During 2001 the Company approved a bonus of $500,000 which was accrued at December 31, 2001 and paid during 2002. During 2002 and 2003, the Company approved bonus payments of $600,000 which were accrued during the years ended December 31, 2002 and 2003, respectively. Management fees paid and reimbursements expensed in conjunction with the Agreements and bonuses accrued totaled $2,253,000, $2,294,000 and $2,316,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.  RETIREMENT PLANS

The Company has a defined contribution plan referred to as the Perry Judd’s Incorporated Retirement Savings Plan (the “Plan”).  The Plan covers substantially all employees who have attained 21 years of age and are credited with twelve months of service on their enrollment date.  The Company contributed approximately $1,987,000, $1,857,000 and $1,662,000 for the years ended December 31, 2003, 2002 and 2001, respectively, to the Plan representing 3% of eligible employee wages.

Effective December 31, 1997, benefits payable under a defined benefit pension plan existing at the time of a December 16, 1997 acquisition were frozen.  In June 2001, the Company received a favorable advance termination letter from the Internal Revenue Service and completed the termination of the plan through lump sum payments and the purchase of annuity contracts. During the year ended December 31, 2001, the Company recorded a gain on the termination of the pension plan of approximately $1,633,000.

11.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments - At December 31, 2003, the Company had commitments to purchase or lease approximately $2.1 million of operating assets.

Other Contingencies - The Company is involved in various claims and litigation incidental to its operations.  In the opinion of management, the ultimate resolution of these actions will not have a material effect on the Company’s consolidated financial statements.

12.  RESTRUCTURING CHARGES AND ASSET IMPAIRMENT COSTS

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires, among other things, that a liability for costs associated with an exit or disposal activity initiated after December 31, 2002 be recognized at fair value when the liability is incurred rather than at the commitment date of the exit or disposal plan.

On November 20, 2003, the Company announced the closure of its Waterloo, Wisconsin plant following the loss of this plant’s key customer. The Company expects to close the facility by the end of April 2004.

A reconciliation of the beginning and ending restructuring account balances as of December 31, 2003 are summarized as follows (in thousands):

	Balance at December 31, 2002	Charges/ Additions	Payments/ Reductions	Balance at December 31, 2003
Severance and other employee related costs	$—	$2,022	$—	$2,022
Non-cash fixed asset impairment costs	—	6,397	6,397	—
Write down of repair parts inventories	—	1,642	1,642	—
Other closure costs	—	147	128	19
	$—	$10,208	$8,167	$2,041

Severance and other employee related costs represent 1) the Company’s liability pursuant to a Plant Closing Agreement executed on November 24, 2003 between the Company and the Joint Union Bargaining committee representing all union employees and 2) similar liabilities for salaried personnel affected by the closure of the Waterloo plant. Severance and other employee related costs accrued during 2003 were calculated using a pro rata number of days between the notice date and estimated termination date.

The non-cash fixed asset impairment costs and write down of repair part inventories represent the reduction in the asset carrying values of the equipment and repair parts at the Waterloo plant to management’s estimate of net realizable value following its decision to close the plant. Net realizable value has been determined based on the Company’s experience of selling similar assets.

The Company estimates that additional restructuring charges of $6,970,000 will be incurred during 2004 related to the following items (in thousands):

Severance and other employee related costs	$2,648
Contractual lease obligations	3,812
Other closure costs	510
$6,970

The severance and other employee related costs are estimated to be fully incurred by December 31, 2004.

Contractual lease obligations represent 1) remaining lease payments on certain assets that the Company estimates will not be used after April 2004 and 2) remaining lease payments for the Waterloo, Wisconsin real estate subject to the sale and lease back transaction described in Note 7 which expires in 2017, offset by an estimate of sub lease rental income discounted at 8%.

The other closure costs relate primarily to costs associated with moving employees to the Company’s other sites and legal costs associated with the closure related activities.

PERRY JUDD’S HOLDINGS, INC.

Schedule II

Valuation and Qualifying Accounts

(In Thousands)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE	Balance Beginning Of Year	Additions Charged to Costs and Expenses	Deductions - Describe		Balance End of Year

Year Ended December 31,
2003	$1,200	$381	$381	(1)	$1,200

2002	$1,236	$477	$513	(1)	$1,200

2001	$1,239	$1,089	$1,092	(1)	$1,236

(1) Write-offs of receivables, net of recoveries.

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

10.3	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 † *	Restated and Amended Employment Agreement by and between the Company and Craig A. Hutchison dated April 28, 2003.
10.4(a) †	Employment Offer Letter from the Company to David E. Glick dated January 16, 1998. Incorporated by reference to Exhibit 10.4(a) to the 10-K dated as of March 31, 1999.
10.4(b) †	Employment Offer Letter from the Company to Verne F. Schmidt dated December 26, 1996. Incorporated by reference to Exhibit 10.4(b) to the 10-K dated as of March 31, 1999.
10.4(c) †	Severance Agreement Letter from the Company to Howard D. Sullivan dated March 24, 2000. Incorporated by reference to Exhibit 10.4(c) to the 10-K dated as of April 2, 2001.
10.5	Stockholders Agreement by and among the stockholders of the Company named therein dated as of July 1, 1996. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6

Amended and Restated Co-Sale Agreement by and among the stockholders of the Company named therein dated as of December 30, 1996.  Incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.7 *	Amendment to Stock Restriction and Repurchase Agreement and Stock Purchase Agreement dated May 30, 2003 by and between the Company and Verne F. Schmidt.
10.8 *	Supplemental Agreement dated August 14, 2003 by and between the Company and Craig A. Hutchison.
10.9	Loan and Security Agreement dated August 19, 2002 between LaSalle Business Credit, Inc., as Lender and Perry Judd’s Incorporated, as Borrower.
11.0*	First Amendment to the Loan and Security Agreement dated December 10, 2003 between LaSalle Business Credit, Inc., as Lender and Perry Judd’s Incorporated, as Borrower.
21.0 *	Subsidiary Listing
31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

†      Indicates a management contract or compensatory arrangement.