Form 10-Q
period 2004-03-31
PERRY-JUDDS INC
filed 2004-05-04
CIK 1053722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.  YES ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   YES ☐  No  ☒

As of April 2, 2004, there were 897,918 shares of Registrant’s Common Stock outstanding, par value $.001 per share.  There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PERRY JUDD’S HOLDINGS, INC.

ITEM I.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2004	December 31, 2003
ASSETS:	(Unaudited)	(Note)

Current Assets:
Cash and cash equivalents	$494	$966
Accounts receivable - net of allowance for doubtful accounts of $1,242 and $1,200, respectively	38,728	43,197
Inventories	12,732	12,813
Prepaid expenses	1,976	2,150
Deferred income taxes	2,580	2,668
Total current assets	56,510	61,794

Property, plant and equipment, at cost	158,167	160,115
Less accumulated depreciation and amortization	85,471	84,958
Property, plant and equipment - net	72,696	75,157
Goodwill	29,431	29,431
Other assets	1,761	1,748
TOTAL ASSETS	$160,398	$168,130

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$29,541	$36,034
Revolving credit facility	20,667	11,206
Total current liabilities	50,208	47,240
Long-term debt	65,995	70,010
Deferred income taxes	11,583	14,807
Other noncurrent obligations	10,225	8,545

Total liabilities	138,011	140,602

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	4,076	4,006

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 240,021 and 231,345 shares issued and outstanding, respectively	24,002	23,135
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 897,918 shares issued and outstanding	1	1
Additional paid-in capital	22,423	22,421
Accumulated deficit	(28,115)	(22,035)

Total stockholders’ equity	18,311	23,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,398	$168,130

Note:   Derived from audited financial statements. See notes to condensed consolidated financial statements

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

NET SALES	$66,396	$74,077

OPERATING EXPENSES:
Costs of production and distribution	56,526	59,160
Selling, general and administrative	7,477	7,872
Depreciation	4,658	4,416
Amortization of intangibles	30	30
Gain on disposals of equipment	(58)	(24)
Restructuring charges	4,140	—
	72,773	71,454

INCOME (LOSS) FROM OPERATIONS	(6,377)	2,623

OTHER (INCOME) EXPENSES:
Interest expense	1,922	2,374
Interest income	(24)	(36)
Gain on repurchases of senior subordinated notes	(136)	—
Amortization of deferred financing costs	77	94
Other expenses	29	24

	1,868	2,456

INCOME (LOSS) BEFORE INCOME TAXES	(8,245)	167

PROVISION (BENEFIT) FOR INCOME TAXES	(3,143)	60

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	(5,102)	107

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	111	106

NET INCOME (LOSS)	$(5,213)	$1

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2003	43,941	$4,006	231,345	$23,135	897,918	$22,422	$(22,035)

Net loss	—	—	—	—	—	—	(5,213)

Stock dividends	—	—	8,676	867	—	—	(867)

Accretion on Series A redeemable preferred stock	—	70	—	—	—	—	—

Provision for noncash compensation related to common stock options	—	—	—	—	—	2	—

March 31, 2004	43,941	$4,076	240,021	$24,002	897,918	$22,424	$(28,115)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

OPERATING ACTIVITIES:

Net income (loss)	$(5,213)	$1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,765	4,540
Accretion on redeemable preferred stock	70	65
Compensation related to common stock options	2	11
Deferred income taxes	(3,136)	(328)
Gain on disposals of equipment	(58)	(24)
Gain on repurchases of senior subordinated notes	(136)	—
Non cash restructuring charges	(186)	—
Changes in assets and liabilities:
Receivables	4,469	2,208
Inventories	81	1,567
Accounts payable and accrued expenses	(6,493)	(4,067)
Other assets and liabilities - net	1,912	126

Net cash provided by (used in) operating activities	(3,923)	4,099

INVESTING ACTIVITIES -
Expenditures for property, plant and equipment-net	(2,011)	(2,241)

FINANCING ACTIVITIES -
Increase (decrease) in revolving debt	9,461	(2,400)
Repurchase of common stock	—	(105)
Repayment of senior subordinated notes	(3,814)	—
Financing costs incurred	(185)	—

Net cash provided by (used in) financing activities	5,462	(2,505)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(472)	(647)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	966	970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$494	$323

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$247	$84
Cash paid for income taxes	247	250

NON-CASH TRANSACTIONS:

Stock dividends on preferred stock	$867	$748

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and December 31, 2003 and its related results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$6,437	$6,022
Work-in-process	4,083	4,529
Production supplies, repair and maintenance parts	2,212	2,262

Total	$12,732	$12,813

3.                                       SENIOR SUBORDINATED NOTES

The Company issued its 10-5/8% senior subordinated notes (“notes”) due December 15, 2007 in connection with an acquisition. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During the three months ended March 31, 2004, the Company repurchased $4 million of its senior subordinated notes at a discount. After giving effect to the write-off of related deferred financing costs, the Company recognized a pre-tax gain of $136,000 on the repurchases.

In April 2004, the Company repurchased an additional $5 million of its senior subordinated notes resulting in a pre-tax gain of $424,000.

4.                                       NEW ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 150. “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 was effective for the Company beginning January 1, 2004 and relates to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. As of January 1, 2004, there was no impact from the Company’s adoption of the provisions of SFAS No. 150 in its consolidated financial statements.

5.             RESTRUCTURING CHARGES AND ASSET IMPAIRMENT COSTS

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

On November 20, 2003, the Company announced the closure of its Waterloo, Wisconsin plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004 as part of its restructuring plan (the “Plan”). The Plan is expected to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. Implementation of the Plan will result in an after tax charge totaling approximately $10 million to $12 million, the majority of which is expected to be incurred during 2003 and 2004. Expenses, net of tax, expected to be incurred (based on the high end of the range) are as follows: employees severance and benefits, $3,300,000; facility costs including lease terminations, $1,500,000; and fixed asset impairment costs and other closure related costs, $7,200,000; totaling $12,000,000.

A rollforward of the restructuring account balances from December 31, 2003 through March 31, 2004 is summarized as follows (in thousands):

	Balance at December 31, 2003	Charges/ Additions	Payments/ Reductions	Balance at March 31, 2004
Severance and other employee related costs	$2,022	$2,054	$1,688	$2,388
Facility costs	—	2,158	—	2,158
Non-cash fixed asset impairment costs	—	(186)	(186)	—
Other closure costs	19	114	133	—
	$2,041	$4,140	$1,635	$4,546

During the period ended March 31, 2004, the Company reassessed the potential uses of certain leased assets at the Waterloo facility.  The Company had initially expected to permanently idle the assets and record a charge of $1.1 million at the date the assets ceased use.  It is now the Company’s intention to sell/sublease/transfer these assets and based on updated analyses, no loss is expected.  Accordingly, no charge has been reflected at March 31, 2004 for these out of service assets, however the ultimate outcome of the sale/sublease/transfer transactions may differ from the Company’s current estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the condensed financial statements and the notes to condensed financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, due to factors including, but not limited to, those set forth in the “Risk Factors” and “Quantitative and Qualitative Disclosure About Market Risk” sections of this Form 10-Q and the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update any forward-looking statements after the date of this Form 10-Q.

Results of Operations

Three Months ended March 31, 2004 versus Three Months ended March 31, 2003

Net sales decreased $7.7 million or 10.4% to $66.4 million for the three months ended March 31, 2004 from $74.1 million for the three months ended March 31, 2003.  The decrease resulted primarily from lower production volumes associated with the loss of a key customer in 2003/2004 representing a $10.1 million reduction in net sales for the first quarter of 2004 compared to the first quarter of 2003.

Costs of production and distribution decreased $2.7 million or 4.6% to $56.5 million for the three months ended March 31, 2004 from $59.2 million for the three months ended March 31, 2003, principally related to lower production levels. Costs of production and distribution as a percent of net sales were 85.1% for the three months ended March 31, 2004 as compared to 79.9% experienced in the three months ended March 31, 2003 principally related to the fixed costs and lower volumes associated with the phase out of operations at the Waterloo Division. Paper costs were 24.7% of net sales for the three months ended March 31, 2004 and 22.3% for the three months ended March 31, 2003.

Selling, general and administrative expenses decreased $0.4 million or 5.1% to $7.5 million for the three months ended March 31, 2004 compared to $7.9 million for the three months ended March 31, 2003. As a percent of net sales, selling, general and administrative expenses increased to 11.3% in the 2004 period compared to 10.7% in the 2003 period due primarily to the decrease in net sales mentioned above.

Depreciation expense increased $0.3 million or 6.8% to $4.7 million for the three months ended March 31, 2004 from $4.4 million for the three months ended March 31, 2003 as a result of new assets placed in service within the past twelve months.

During the three months ended March 31, 2004, the Company incurred $4.1 million of restructuring charges associated with its decision to close the Waterloo, Wisconsin plant, consisting of severance and other employee related costs, facility closure charges, and other closure-related costs.

Income (loss) from operations decreased $9.0 million to a loss of $6.4 million for the three months ended March 31, 2004 from income of $2.6 million for the three months ended March 31, 2003, due to the factors discussed in the preceding paragraphs of this section. Excluding restructuring charges, income from operations decreased $4.8 million to a loss of $2.2 million for the three months ended March 31, 2004 from income of $2.6 million for the three months ended March 31, 2003.

Interest expense decreased $0.5 million or 20.8% to $1.9 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003 due to a reduction in debt outstanding during the first quarter of 2004 compared to the first quarter of 2003.

During the three months ended March 31, 2004, the Company realized a gain of $0.1 million resulting from the repurchasing of $4.0 million of its senior subordinated notes at a discount, net of the write-off of deferred financing costs.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases.  Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on disposition of assets and repurchases of senior subordinated notes (“EBITDA”) was a loss of $1.8 million for the three months ended March 31, 2004 and $7.0 million for the three months ended March 31, 2003. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt covenant ratios. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Net income (loss)	$(5,213)	$1
Dividends and accretion on redeemable preferred stock	111	106
Provision (benefit) for income taxes	(3,143)	60
Interest expense	1,922	2,374
Interest income	(24)	(36)
Depreciation	4,658	4,416
Amortization	107	124
Gain on disposals of equipment	(58)	(24)
Gain on repurchases of senior subordinated notes	(136)	—
Non cash compensation related to common stock options	2	11

EBITDA (as reported)	(1,774)	7,032

Other restructuring charges	4,140	—

EBITDA (as adjusted)	$2,366	$7,032

Working capital was $6.3 million and $14.6 million at March 31, 2004 and December 31, 2003, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. In December 2003, the Company entered into a new five year agreement (the “Credit Agreement”) which expires on December 31, 2008. The Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 31, 2004, the Company had borrowings of $20.7 million under the Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base.  As of March 31, 2004, the Company had no significant concentrations of credit risk.

On November 20, 2003, the Company announced the closure of its Waterloo, Wisconsin plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004. This action will result in the Company incurring an after tax charge of approximately $10 - $12 million associated with employee restructuring benefits, asset write-downs and other closure related expenses. During the fourth quarter of 2003 and the first quarter of 2004, the Company recorded after tax charges of approximately $8.9 million and has terminated or transferred 95% of the approximately 600 employees of the Waterloo plant.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 2 of the Notes to Consolidated Financial Statements and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

For understanding of the significant factors that influenced the Company’s performance during the three months ended March 31, 2004, the foregoing discussion should be read in conjunction with the condensed financial statements appearing elsewhere in this Quarterly Report.

RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our Company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the market value of our common stock and senior subordinated notes could decline.

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

Closure of Waterloo Plant

After careful analysis and consideration of all relevant factors, the Company determined it would close its Waterloo division and transfer the remaining work to its other printing plants in Baraboo, Wisconsin, Strasburg, Virginia and Spencer, Iowa. Approximately 600 people were employed at the Waterloo division as of December 31, 2003. The Company completed production at the facility on March 29, 2004.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company generally does not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. The primary exposure to market risk relates to fluctuations in interest rates and the effects those changes may have on operating results due to long-term financing arrangements. The Company manages its exposure to this market risk by monitoring interest rates and possible alternative means of financing. Operating results may be affected by changes in short-term interest rates under the revolving credit facility, pursuant to which borrowings bear interest at a variable rate. See Notes 4, 7 and 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation, as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe, “ or “continue,” or the negative thereof or variations thereon or similar terminology. Such forward-looking statements are based upon information currently available in which the Company’s management shares its knowledge and judgment about factors that they believe may materially affect the Company’s performance. The Company makes forward-looking statements in good faith and believes them to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, statements in this Report and in our Annual Report on Form 10-K for the year-ended December 31, 2003 filed with the Securities and Exchange Commission on March 22, 2004. The Company does not undertake any obligation to update any forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended March 31, 2004.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	May 4, 2004	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and Chief Financial Officer, acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.