Form 10-Q
period 2004-06-30
PERRY-JUDDS INC
filed 2004-08-13
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 13, 2004 there were 891,998 shares of Registrant’s Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PERRY JUDD’S HOLDINGS, INC.

ITEM I. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS

Current Assets:
Cash and cash equivalents	$1,046	$966
Accounts receivable - net of allowance for doubtful accounts of $1,115 and $1,200, respectively	36,014	43,197
Inventories	14,816	12,813
Prepaid expenses	2,311	2,150
Deferred income taxes	1,830	2,668

Total current assets	56,017	61,794

Property, plant and equipment, at cost	136,084	160,115
Less accumulated depreciation and amortization	66,578	84,958

Property, plant and equipment - net	69,506	75,157
Goodwill	29,431	29,431
Other assets	1,578	1,748

TOTAL ASSETS	$156,532	$168,130

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$30,409	$36,034
Revolving credit facility	19,965	11,206

Total current liabilities	50,374	47,240

Long-term debt	64,778	70,010
Deferred income taxes	10,298	14,807
Other noncurrent obligations	10,791	8,545

Total liabilities	136,241	140,602

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	4,147	4,006

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 249,022 and 231,345 shares issued and outstanding, respectively	24,902	23,135
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 891,998 and 897,918 shares issued and outstanding, respectively	1	1
Additional paid-in capital	21,798	22,421
Accumulated deficit	(30,557)	(22,035)

Total stockholders’ equity	16,144	23,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,532	$168,130

Note:      Derived from audited financial statements.
See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

NET SALES	$60,339	$70,814	$126,735	$144,891

OPERATING EXPENSES:
Costs of production and distribution	48,871	54,937	105,397	114,097
Selling, general and administrative	6,888	8,175	14,365	16,047
Depreciation	3,511	4,442	8,169	8,858
Amortization of intangibles	30	30	60	60
Gain on disposals of equipment	(54)	(120)	(112)	(144)
Restructuring charges	1,810	—	5,950	—

	61,056	67,464	133,829	138,918

INCOME (LOSS) FROM OPERATIONS	(717)	3,350	(7,094)	5,973

OTHER (INCOME) EXPENSES:
Interest expense	1,916	2,246	3,838	4,620
Interest income	(44)	(30)	(68)	(66)
Loss (gain) on repurchases of senior subordinated notes	(424)	233	(560)	233
Amortization of deferred financing costs	77	88	154	182
Other financial expenses	42	39	71	63

	1,567	2,576	3,435	5,032

INCOME (LOSS) BEFORE INCOME TAXES	(2,284)	774	(10,529)	941

PROVISION (BENEFIT) FOR INCOME TAXES	(853)	317	(3,996)	377

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	(1,431)	457	(6,533)	564

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	111	109	222	215

NET INCOME (LOSS)	$(1,542)	$348	$(6,755)	$349

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2003	43,941	$4,006	231,345	$23,135	897,918	$22,422	$(22,035)

Net loss	—	—	—	—	—	—	(6,755)

Stock dividends	—	—	17,677	1,767	—	—	(1,767)

Accretion on Series A redeemable preferred stock	—	141	—	—	—	—	—

Repurchase of common stock	—	—	—	—	(5,920)	(627)	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	4	—

June 30, 2004	43,941	$4,147	249,022	$24,902	891,998	$21,799	$(30,557)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$(6,755)	$349
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,383	9,100
Accretion on redeemable preferred stock	141	132
Compensation related to common stock options	4	22
Deferred income tax provision	(3,671)	(1,229)
Gain on disposals of equipment	(112)	(144)
(Gain) loss on repurchases of senior subordinated notes	(560)	233
Non-cash restructuring charges	57	—
Changes in assets and liabilities:
Receivables	7,183	6,685
Inventories	(2,003)	(211)
Accounts payable and accrued expenses	(5,625)	(3,024)
Other assets and liabilities - net	2,202	(713)

Net cash provided by (used in) operating activities	(756)	11,200

INVESTING ACTIVITIES:
Proceeds from disposals of equipment	6,742	64
Additions to property, plant and equipment - net	(9,322)	(2,374)
Net cash used in investing activities	(2,580)	(2,310)

FINANCING ACTIVITIES:
Increase (decrease) in revolving debt	8,759	(2,119)
Financing costs incurred	(185)	(166)
Equipment financing	3,783	—
Repurchase of senior subordinated notes	(8,314)	(7,000)
Repurchase of common stock	(627)	(105)

Net cash provided by (used in) financing activities	3,416	(9,390)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80	(500)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	966	970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,046	$470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,905	$4,656
Cash paid for income taxes	259	1,549

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$1,767	$1,525

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and December 31, 2003 and its related results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003

Raw materials	$7,904	$6,022
Work-in-process	4,779	4,529
Production supplies and maintenance parts	2,133	2,262

Total	$14,816	$12,813

3.             LONG TERM DEBT

The Company issued its 10-5/8% senior subordinated notes (“notes”) due December 15, 2007 in connection with an acquisition. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During the six months ended June 30, 2004, the Company repurchased $9 million of its senior subordinated notes at a discount. After giving effect to the write-off of related deferred financing costs, the Company recognized a pre-tax gain of $560,000 on the repurchases.

In July 2004, the Company repurchased an additional $10.8 million of its senior subordinated notes at a discount resulting in a pre-tax gain of $1.2 million on the repurchases after giving effect to the write-off of related deferred financing costs. After giving effect to the repurchases made in July 2004, the Company had $50.2 million of its senior subordinated notes outstanding.

In December 2003, the Company entered into a five year credit agreement (the “Credit Agreement”) comprised of a $40 million revolving credit facility.  As of June 30, 2004, the Company had borrowings of approximately $20 million under the Credit Agreement.

On August 10, 2004, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which expires on August 15, 2009. The Amended Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory and a $26 million term loan facility payable in monthly installments. The proceeds of the term loan facility will be used for debt refinancing and other general corporate purposes.

4.             RESTRUCTURING CHARGES AND ASSET IMPAIRMENT COSTS

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

On November 20, 2003, the Company announced the closure of its Waterloo plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004 as part of its restructuring plan (the “Plan”). The Plan is currently being implemented and focuses on the consolidation of certain operations, leveraging existing capacity, improving efficiencies and reducing costs. The Company originally estimated that implementation of the Plan would result in an after tax charge totaling approximately $10 million to $12 million, and the Company still considers this estimate to be appropriate.  Though June 30, 2004, approximately $10 million of after tax charges have been recorded.  Expenses, net of tax, expected to be incurred (based on the high end of the range) are as follows: employees severance and benefits, $3,300,000; facility costs including lease terminations, $1,500,000; and fixed asset impairment costs and other closure related costs, $7,200,000; totaling $12,000,000.

A rollfoward of the restructuring account balances from December 31, 2003 through June 30, 2004 is summarized as follows (in thousands):

	Balance at December 31, 2003	Charges/ Additions	Payments/ Reductions	Balance at June 30, 2004
Severance and other employee related costs	$2,022	$2,482	$4,094	$410
Facility costs	—	2,296	316	1,980
Non–cash fixed asset impairment costs	—	57	57	—
Other closure costs	19	1,115	626	508
	$2,041	$5,950	$5,093	$2,898

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

Six Months ended June 30, 2004 versus Six Months ended June 30, 2003.

Net sales decreased $18.2 million or 12.6% to $126.7 million for the six months ended June 30, 2004 from $144.9 million for the six months ended June 30, 2003. The decrease resulted primarily from lower production volumes associated with the loss of a key customer in 2003/2004 representing a $20.1 million reduction in net sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Costs of production and distribution decreased $8.7 million or 7.6% to $105.4 million for the six months ended June 30, 2004 from $114.1 million for the six months ended June 30, 2003, principally related to lower production levels. Costs of production as a percent of net sales were 83.2% for the six months ended June 30, 2004 as compared to 78.7% experienced in the six months ended June 30, 2003 principally related to the fixed costs and lower volumes associated with the phase out of operations at the Waterloo plant. Paper costs were 24.6% of net sales for the six months ended June 30, 2004 versus 20.8% for the six months ended June 30, 2003 due to a higher percentage of paper supplied by the Company in 2004 versus 2003.

Selling, general and administrative expenses decreased $1.6 million or 10.0% to $14.4 million for the six months ended June 30, 2004 compared to $16.0 million for the six months ended June 30, 2003. Selling, general and administrative expenses increased as a percent of net sales to 11.4% in the 2004 period compared to 11.0% in the 2003 period due primarily to the decrease in net sales mentioned above.

Depreciation expense decreased $0.7 million or 7.9% to $8.2 million for the six months ended June 30, 2004 from $8.9 million for the six months ended June 30, 2003 as a result of removing out of service assets in connection with the phase out of Waterloo operations or sale of equipment.

During the six months ended June 30, 2004, the Company incurred $6.0 million of restructuring charges associated with its decision to close the Waterloo, Wisconsin plant, consisting of severance and other employee related costs, facility closure charges and other closure-related costs.

Income (loss) from operations decreased $13.1 million to a loss of $7.1 million for the six months ended June 30, 2004 from income of $6.0 million for the six months ended June 30, 2003, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.8 million or 17.4% to $3.8 million for the six months ended June 30, 2004 from $4.6 million for the six months ended June 30, 2003 as a result of reduced debt levels during the 2004 period compared to the 2003 period.

During the six months ended June 30, 2004, the Company realized a gain of $560,000 resulting from the repurchase of $9.0 million of its senior subordinated notes at a discount, net of the write-off of deferred financing costs. During the six months ended June 30, 2003, the Company recognized a loss of $233,000 resulting from the repurchasing of $7.0 million of its senior subordinated notes, net of the write-off deferred financing costs.

Three Months ended June 30, 2004 versus Three Months ended June 30, 2003.

Net sales decreased $10.5 million or 14.8% to $60.3 million for the three months ended June 30, 2004 from $70.8 million for the three months ended June 30, 2003. The decrease resulted primarily from lower production volumes associated with the loss of a key customer in 2003/2004 representing a $10.1 million reduction in net sales for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Costs of production and distribution decreased $6.0 million or 10.9% to $48.9 million for the three months ended June 30, 2004 from $54.9 million for the three months ended June 30, 2003, principally due to lower production volumes. Costs of production as a percent of net sales were 81.1% for the three months ended June 30, 2004 as compared to 77.5% experienced in the three months ended June 30, 2003 principally related to the fixed costs and lower volumes associated with the phase out of operations at the Waterloo Division. Paper costs were 24.5% of net sales for the three months ended June 30, 2004 versus 19.3% for the three months ended June 30, 2003 due to a higher percentage of paper supplied by the Company in 2004 versus 2003.

Selling, general and administrative expenses decreased $1.3 million or 15.9% to $6.9 million for the three months ended June 30, 2004 compared to $8.2 million for the three months ended June 30, 2003. Selling, general and administrative expenses decreased as a percent of net sales to 11.4% in the 2004 period compared to 11.6% in the 2003 period.

Depreciation expense decreased $0.9 million or 20.5% to $3.5 million for the three months ended June 30, 2004 from $4.4 million for the three months ended June 30, 2003 as a result of removing out of service assets in connection with the phase out of Waterloo operations or sale of equipment.

During the three months ended June 30, 2004, the Company incurred $1.8 million of restructuring charges associated with its decision to close the Waterloo, Wisconsin plant, consisting of severance and other employee related costs, facility closure charges, and other closure-related costs.

Income (loss) from operations decreased $4.1 million to a loss of $0.7 million for the three months ended June 30, 2004 from income of $3.4 million for the three months ended June 30, 2003, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.3 million or 13.6% to $1.9 million for the three months ended June 30, 2004 from $2.2 million for the three months ended June 30, 2003 as a result of reduced debt levels during the 2004 period compared to the 2003 period.

During the three months ended June 30, 2004, the Company realized a gain of $424,000 resulting from the repurchase of $5.0 million of its senior subordinated notes at a discount, net of the write-off of deferred financing costs. During the three months ended June 30, 2003, the Company recognized a loss of $233,000 resulting from the repurchasing of $7.0 million of its senior subordinated notes, net of the write-off of deferred financing costs.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on disposition of assets and repurchases of senior subordinated notes (“EBITDA”) was $1.0 million for the six months ended June 30, 2004 and $14.7 million for the six months ended June 30, 2003. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt covenant ratios. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2004	2003

Net income (loss)	$(6,755)	$349
Dividends and accretion on redeemable preferred stock	222	215
Provision (benefit) for income taxes	(3,996)	377
Interest expense	3,838	4,620
Interest income	(68)	(66)
Depreciation	8,169	8,858
Amortization	214	242
Gain on disposals of equipment	(112)	(144)
Non cash compensation related to common stock options	4	22
Loss (gain) on repurchases of senior subordinated notes	(560)	233

EBITDA (as reported)	$956	$14,706

Working capital was $5.6 million and $14.6 million at June 30, 2004 and December 31, 2003, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. In December 2003, the Company entered into a new five year credit agreement (the “Credit Agreement”). The Credit Agreement is comprised of a $40 million revolving credit facility. Borrowings under the Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 30, 2004, the Company had borrowings of approximately $20.0 million under the Credit Agreement.

On August 10, 2004, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which expires on August 15, 2009. The Amended Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory and a $26 million term loan facility payable in monthly installments. The proceeds of the term loan facility will be used for debt refinancing and other general corporate purposes.

On June 29, 2004, the Company entered into a Master Lease Agreement and Interim Financing Agreement providing up to $15 million of equipment financing. This transaction qualifies and will be treated as a capitalized lease obligation. Pursuant to these agreements, the Company executed Interim Promissory Notes for $3.8 million on June 30, 2004 and $2.6 million on July 15, 2004 to make installment payments on new equipment.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base. As of June 30, 2004, the Company had no significant concentrations of credit risk.

During the six months ended June 30, 2004 the Company repurchased $9.0 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a pre tax gain of $560,000 on the repurchases.

In July 2004, the Company repurchased an additional $10.8 million resulting in a pre-tax gain of $1.2 million after giving effect to the write-off of related deferred financing costs.

On November 20, 2003, the Company announced the closure of its Waterloo, Wisconsin plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004. This action will result in the Company incurring an after tax charge of approximately $10-$12 million associated with employee restructuring benefits, asset write-downs and other closure related expenses. During the fourth quarter of 2003 and first half of 2004, the Company recorded after tax charges of approximately $10.0 million and has terminated or transferred 99% of the approximately 600 employees of the Waterloo plant.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition. No significant changes have occurred to these policies since December 31, 2003.

For an understanding of the significant factors that influenced the Company’s performance during the six months ended June 30, 2004, the foregoing discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Loss of Key Customer

A significant portion of the Company’s revenue depended on a single customer whose contracts expired in 2003. For the years ended December 31, 2003, 2002 and 2001, Time, Inc. comprised 12%, 15%, and 14% of consolidated net sales, respectively. Time, Inc. did not renew its monthly printing contract that expired on July 31, 2003 and its weekly contract that expired on December 31, 2003. If this loss of business is not replaced, the Company’s financial condition and results of operations would be materially effected. The Company was not successful in replacing all of this loss of business. No other customer accounted for more than 10% of the business.

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

This action will result in the Company incurring an after tax charge of approximately $10-$12 million associated with employee restructuring benefits, asset write-downs and other closure-related expenses.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a–15 or 15d-15 under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits

	10.1	Master Lease Agreement dated June 29, 2004 between LaSalle National Leasing Corporation, as lessor and Perry Judd’s Incorporated, as lessee.

10.2

Amended and Restated Loan and Security Agreement dated August 10, 2004 between LaSalle Business Credit, LLC, PNC Bank and The CIT Group/Business Credit, Inc. as Lenders and Perry Judd’s Incorporated, as Borrower.

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

There were no reports on Form 8-K filed during the quarterly period ended June 30, 2004.

PERRY JUDD’S HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date: August 13, 2004	/s/ Verne F. Schmidt
Verne F. Schmidt
Senior Vice President and Chief Financial Officer, acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer

Exhibit Index

10.1	Master Lease Agreement dated June 29, 2004 between LaSalle National Leasing Corporation, as lessor and Perry Judd’s Incorporated, as lessee.

10.2

Amended and Restated Loan and Security Agreement dated August 10, 2004 between LaSalle Business Credit, LLC, PNC Bank and The CIT Group/Business Credit, Inc. as Lenders and Perry Judd’s Incorporated, as Borrower.

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