Form 10-Q
period 2004-09-30
PERRY-JUDDS INC
filed 2004-11-15
CIK 1053722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 15, 2004 there were 891,998 shares of Registrant’s Common Stock outstanding, par value $.001 per share. There is no established public trading market for the Registrant’s Common Stock.

PERRY JUDD’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PERRY JUDD’S HOLDINGS, INC.

ITEM I. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$670	$966
Accounts receivable - net of allowance for doubtful accounts of $1,256 and $1,200, respectively	38,290	43,197
Inventories	16,663	12,813
Prepaid expenses	2,165	2,150
Deferred income taxes	1,625	2,668

Total current assets	59,413	61,794

Property, plant and equipment, at cost	143,195	160,115
Less accumulated depreciation and amortization	67,813	84,958

Property, plant and equipment - net	75,382	75,157
Goodwill	29,431	29,431
Other assets	1,506	1,748

TOTAL ASSETS	$165,732	$168,130

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$31,568	$36,034
Short-term debt	14,343	11,206

Total current liabilities	45,911	47,240

Long-term debt	75,238	70,010
Deferred income taxes	10,968	14,807
Other noncurrent obligations	11,874	8,545

Total liabilities	143,991	140,602

MINORITY INTERESTS:
Series A redeemable preferred stock, 43,941 shares outstanding with a stated redemption value of $100 per share, aggregate liquidation value of $4,394	4,220	4,006

STOCKHOLDERS’ EQUITY:
Preferred stock (Series A) - par value $0.001 per share, 775,000 shares authorized, 258,360 and 231,345 shares issued and outstanding, respectively	25,836	23,135
Common stock - par value $0.001 per share, 1,000,000 shares authorized, 891,998 and 897,918 shares issued and outstanding, respectively	1	1
Additional paid-in capital	21,802	22,421
Accumulated deficit	(30,118)	(22,035)

Total stockholders’ equity	17,521	23,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,732	$168,130

Note:	Derived from audited financial statements.
See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

NET SALES	$65,296	$73,782	$192,031	$218,673

OPERATING EXPENSES:
Costs of production and distribution	52,629	59,189	158,026	173,286
Selling, general and administrative	5,686	6,908	20,051	22,955
Depreciation	3,409	4,412	11,578	13,270
Amortization of intangibles	29	29	89	89
Gain on disposals of equipment	(58)	(58)	(170)	(202)
Restructuring charges	1,118	—	7,068	—

	62,813	70,480	196,642	209,398

INCOME (LOSS) FROM OPERATIONS	2,483	3,302	(4,611)	9,275

OTHER (INCOME) EXPENSES:
Interest expense	1,657	2,044	5,495	6,664
Interest income	(29)	(29)	(97)	(95)
Loss (gain) on repurchases of senior subordinated notes	(1,749)	635	(2,309)	868
Amortization of deferred financing costs	83	79	237	261
Other financial expenses	47	38	118	101

	9	2,767	3,444	7,799

INCOME (LOSS) BEFORE INCOME TAXES	2,474	535	(8,055)	1,476

PROVISION (BENEFIT) FOR INCOME TAXES	985	224	(3,011)	601

INCOME (LOSS) BEFORE DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	1,489	311	(5,044)	875

DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK	116	107	338	322

NET INCOME (LOSS)	$1,373	$204	$(5,382)	$553

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MINORITY INTERESTS, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004

(DOLLARS IN THOUSANDS)

	Minority Interests		Preferred Stock		Common Stock and Additional Paid-in Capital
	Shares	Carrying Value	Shares	Carrying Value	Shares	Carrying Value	Accumulated Deficit

December 31, 2003	43,941	$4,006	231,345	$23,135	897,918	$22,422	$(22,035)

Net loss	—	—	—	—	—	—	(5,382)

Stock dividends	—	—	27,015	2,701	—	—	(2,701)

Accretion on Series A redeemable preferred stock	—	214	—	—	—	—	—

Repurchase of common stock	—	—	—	—	(5,920)	(627)	—

Provision for non-cash compensation related to common stock options	—	—	—	—	—	8	—

September 30, 2004	43,941	$4,220	258,360	$25,836	891,998	$21,803	$(30,118)

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

OPERATING ACTIVITIES:

Net income (loss)	$(5,382)	$553
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	11,904	13,620
Accretion on redeemable preferred stock	214	199
Compensation related to common stock options	8	33
Deferred income taxes	(2,796)	(1,730)
Gain on disposals of equipment	(170)	(202)
(Gain) loss on repurchases of senior subordinated notes	(2,309)	868
Non cash restructuring charges	897	—
Changes in assets and liabilities:
Receivables	4,907	679
Inventories	(3,850)	(711)
Accounts payable and accrued expenses	(4,466)	(1,840)
Other assets and liabilities - net	3,488	(644)

Net cash provided by operating activities	2,445	10,825

INVESTING ACTIVITIES:
Net proceeds from disposals of equipment	6,009	65
Additions to property, plant and equipment - net	(18,713)	(4,632)

Net cash used in investing activities	(12,704)	(4,567)

FINANCING ACTIVITIES:
Increase in revolving debt	9,423	10,312
Term debt and interim promissory notes	34,756	—
Financing costs incurred	(596)	(66)
Repurchase of senior subordinated notes	(32,993)	(16,572)
Repurchase of common stock	(627)	(105)

Net cash provided by (used in) financing activities	9,963	(6,431)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(296)	(173)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	966	970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$670	$797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,807	$4,856
Cash paid for income taxes	275	2,550

NON-CASH TRANSACTIONS:
Stock dividends on preferred stock	$2,701	$2,331

See notes to condensed consolidated financial statements.

PERRY JUDD’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS)

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Perry Judd’s Holdings, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and December 31, 2003 and its related results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.             INVENTORIES

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003

Raw materials	$10,286	$6,022
Work-in-process	4,334	4,529
Production supplies and maintenance parts	2,043	2,262

Total	$16,663	$12,813

3.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003

Revolving credit facility	$20,629	$11,206
Term loan facility	25,690	—
Interim promissory notes	9,066	—
Senior subordinated notes	34,196	70,010
Total debt	89,581	81,216
Less current portion	(14,343)	(11,206)

Long-term debt	$75,238	$70,010

On August 10, 2004, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which expires on August 15, 2009. The Amended Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory and a $26 million term loan facility secured by substantially all fixed assets. The proceeds of the Amended Credit Agreement were used for debt refinancing and other general corporate purposes.

Revolving Credit Facility - The Company has the ability to borrow, subject to certain terms and conditions, up to $40.0 million until August 15, 2009, at which time any outstanding borrowings become due and payable unless otherwise extended based upon mutual agreement of the Company and lenders. Borrowings against the line are either at the LIBOR rate plus 1.75% to 2.50%, or at the prime rate plus 0% to 0.25% based on the Company’s operating leverage ratio.

Term Loan Facility - The term loan facility is due in installment amounts on the 10th day of each month until August 15, 2009, at which time any outstanding borrowings become due and payable. Repayments may not be reborrowed. Borrowings are either at the LIBOR rate plus 1.75% to 2.50%, or at the prime rate plus 0% to 0.25% based on the Company’s operating leverage ratio.

Interim Promissory Notes - On June 29, 2004, the Company entered into a Master Lease Agreement and Interim Financing Agreement providing up to $15 million of equipment financing. This transaction qualifies and will be treated as a capitalized lease obligation. Pursuant to these lease agreements, the Company executed Interim Promissory Notes for $9.1 million to make installment payments on new equipment. Borrowings under the Interim Promissory Notes are at the LIBOR rate plus 2.50%.

Senior Subordinated Notes - The Company issued its 10-5/8% senior subordinated notes (“notes”) due December 15, 2007 in connection with an acquisition. Interest on the notes accrues from the date of original issuance and is payable semi-annually in arrears on June 15 and December 15 of each year. The notes are redeemable, in whole or in part, at the option of the Company at specified redemption prices plus accrued interest to the date of redemption. The notes impose certain restrictions on the Company’s ability to make certain distributions and restricts the payments of dividends by the Company in certain circumstances. During the nine months ended September 30, 2004, the Company repurchased $35.8 million of its senior subordinated notes at a discount. After giving effect to the write-off of related deferred financing costs, the Company recognized a pre-tax gain of $2.3 million on the repurchases.

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

On November 20, 2003, the Company announced the closure of its Waterloo plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004 as part of its restructuring plan (the “Plan”). The Plan is expected to consolidate certain operations, leverage existing capacity, improve efficiencies and reduce costs. The Company originally estimated that implementation of the Plan would result in an after tax charge totaling approximately $10 million to $12 million, and the Company still considers this estimate to be appropriate. Through September 30, 2004, approximately $10.7 million of after tax charges have been recorded. Total expenses, net of tax, expected to be incurred (based on the high end of the range) are as follows: employee severance and benefits, $3,300,000; facility costs including lease terminations, $1,500,000; and fixed asset impairment costs and other closure related costs, $7,200,000; totaling $12,000,000.

A rollfoward of the restructuring account balances from December 31, 2003 through September 30, 2004 follows (in thousands):

	Balance at December 31, 2003	Charges/ Additions	Payments/ Reductions	Balance at September 30, 2004
Severance and other employee related costs	$2,022	$2,622	$4,479	$165
Facility costs	—	2,359	557	1,802
Non-cash fixed asset impairment costs	—	897	897	—
Other closure costs	19	1,190	859	350
	$2,041	$7,068	$6,792	$2,317

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

Nine Months ended September 30, 2004 versus Nine Months ended September 30, 2003.

Net sales decreased $26.7 million or 12.2% to $192.0 million for the nine months ended September 30, 2004 from $218.7 million for the nine months ended September 30, 2003. The decrease resulted primarily from lower production volumes associated with the loss of a key customer in 2003/2004 representing a $29.1 million reduction in net sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Costs of production and distribution decreased $15.3 million or 8.8% to $158.0 million for the nine months ended September 30, 2004 from $173.3 million for the nine months ended September 30, 2003, principally related to lower production levels. Costs of production and distribution as a percent of net sales were 82.3% for the nine months ended September 30, 2004 as compared to 79.2% experienced in the nine months ended September 30, 2003 principally related to the fixed costs and lower volumes associated with the phase out of operations at the Waterloo, Wisconsin plant. Paper costs were 24.7% of net sales for the nine months ended September 30, 2004 versus 21.1% for the nine months ended September 30, 2003, due to increased paper prices.

Selling, general and administrative expenses decreased $2.9 million or 12.6% to $20.1 million for the nine months ended September 30, 2004 compared to $23.0 million for the nine months ended September 30, 2003, principally related to cost savings associated with the closure of the Waterloo plant. Selling, general and administrative expenses as a percent of net sales were 10.5% in the 2004 period and in the 2003 period.

Depreciation expense decreased $1.7 million or 12.8% to $11.6 million for the nine months ended September 30, 2004 from $13.3 million for the nine months ended September 30, 2003 as a result of removing out of service assets in connection with the phase out of Waterloo operations or sale of equipment.

During the nine months ended September 30, 2004, the Company incurred $7.1 million of restructuring charges associated with its decision to close the Waterloo plant, consisting of severance and other employee related costs, facility closure charges and other closure-related costs.

Income (loss) from operations decreased $13.9 million to a loss of $4.6 million for the nine months ended September 30, 2004 from income of $9.3 million for the nine months ended September 30, 2003, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $1.2 million or 17.9% to $5.5 million for the nine months ended September 30, 2004 from $6.7 million for the nine months ended September 30, 2003 as a result of reduced debt levels during the 2004 period compared to the 2003 period.

During the nine months ended September 30, 2004, the Company realized a gain of $2.3 million resulting from the repurchase of $35.8 million of its senior subordinated notes at a discount, net of the write-off of deferred financing costs. During the nine months ended September 30, 2003, the Company recognized a loss of $868,000 resulting from the repurchasing of $16.0 million of its senior subordinated notes, net of the write-off of deferred financing costs.

Three Months ended September 30, 2004 versus Three Months ended September 30, 2003.

Net sales decreased $8.5 million or 11.5% to $65.3 million for the three months ended September 30, 2004 from $73.8 million for the three months ended September 30, 2003. The decrease resulted primarily from lower production volumes associated with the loss of a key customer in 2003/2004 representing a $9.1 million reduction in net sales for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Costs of production and distribution decreased $6.6 million or 11.1% to $52.6 million for the three months ended September 30, 2004 from $59.2 million for the three months ended September 30, 2003, principally due to lower production volumes. Costs of production and distribution as a percent of net sales were 80.6% for the three months ended September 30, 2004 as compared to 80.2% experienced in the three months ended September 30, 2003 principally related to the fixed costs and lower volumes associated with the phase out of operations at the Waterloo, Wisconsin plant. Paper costs were 25.0% of net sales for the three months ended September 30, 2004 versus 21.5% for the three months ended September 30, 2003, due to increased paper prices.

Selling, general and administrative expenses decreased $1.2 million or 17.4% to $5.7 million for the three months ended September 30, 2004 compared to $6.9 million for the three months ended September 30, 2003, principally related to cost savings associated with the closure of the Waterloo plant. Selling, general and administrative expenses decreased as a percent of net sales to 8.7% in the 2004 period compared to 9.3% in the 2003 period.

Depreciation expense decreased $1.0 million or 22.7% to $3.4 million for the three months ended September 30, 2004 from $4.4 million for the three months ended September 30, 2003 as a result of removing out of service assets in connection with the phase out of Waterloo operations or sale of equipment.

During the three months ended September 30, 2004, the Company incurred $1.1 million of restructuring charges associated with its decision to close the Waterloo plant, consisting of severance and other employee related costs, facility closure charges, and other closure-related costs.

Income from operations decreased $0.8 million or 24.2% to $2.5 million for the three months ended September 30, 2004 from $3.3 million for the three months ended September 30, 2003, due to the factors discussed in the preceding paragraphs.

Interest expense decreased $0.3 million or 15.0% to $1.7 million for the three months ended September 30, 2004 from $2.0 million for the three months ended September 30, 2003 as a result of reduced debt levels during the 2004 period compared to the 2003 period.

During the three months ended September 30, 2004, the Company realized a gain of $1.7 million resulting from the repurchase of $26.8 million of its senior subordinated notes at a discount, net of the write-off of deferred financing costs. During the three months ended September 30, 2003, the Company recognized a loss of $635,000 resulting from the repurchasing of $9.0 million of its senior subordinated notes, net of the write-off of deferred financing costs.

Liquidity and Capital Resources

Historically, the Company has funded its capital and operating requirements with a combination of cash flow from operations, borrowings and external operating leases. Earnings before interest, income taxes, depreciation, amortization, non cash compensation related to common stock options, dividends and accretion on redeemable preferred stock, and gains and losses on disposition of assets and repurchases of senior subordinated notes (“EBITDA”) was $6.8 million for the nine months ended September 30, 2004 and $22.4 million for the nine months ended September 30, 2003. While EBITDA should not be construed as a substitute for operating income or loss or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt covenant ratios. EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs, and items excluded from EBITDA (such as depreciation and amortization) are significant to an understanding of the Company’s financial results. In addition, EBITDA as presented by the Company may not be directly comparable to similarly-titled measures presented by other companies. The following table sets forth the components of EBITDA reflected in the financial statements (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

Net income (loss)	$(5,382)	$553
Dividends and accretion on redeemable preferred stock	338	322
Provision (benefit) for income taxes	(3,011)	601
Interest expense	5,495	6,664
Interest income	(97)	(95)
Depreciation	11,578	13,270
Amortization	326	350
Gain on disposals of equipment	(170)	(202)
Non cash compensation related to common stock options	8	33
Loss (gain) on repurchases of senior subordinated notes	(2,309)	868

EBITDA (as reported)	$6,776	$22,364

Working capital was $13.5 million and $14.6 million at September 30, 2004 and December 31, 2003, respectively.

Since the inception of operations on April 28, 1995, the Company has funded the majority of its needs for production equipment through operating leases and borrowings under its credit agreements. On August 10, 2004, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which expires on August 15, 2009. The Amended Credit Agreement is comprised of a $40 million revolving credit facility based upon a borrowing base of eligible accounts receivable and inventory and a $26 million term loan facility payable in monthly installments. The proceeds of the Amended Credit Agreement were used for debt refinancing and other general corporate purposes. Borrowings under the Amended Credit Agreement bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 30, 2004, the Company had borrowings of approximately $20.6 million under the revolving credit facility.

On June 29, 2004, the Company entered into a Master Lease Agreement and Interim Financing Agreement providing up to $15 million of equipment financing. This transaction qualifies and will be treated as a capitalized lease obligation. Pursuant to these agreements, the Company executed Interim Promissory Notes for $3.8 million on June 30, 2004, $2.6 million on July 15, 2004 and $2.6 million on August 17, 2004 to make installment payments on new equipment.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s diverse operations and large customer base. As of September 30, 2004, the Company had no significant concentrations of credit risk.

During the nine months ended September 30, 2004 the Company repurchased $35.8 million of its senior subordinated notes. After giving effect to the write-off of related deferred financing costs, the Company recognized a pre tax gain of $2.3 million on the repurchases.

On November 20, 2003, the Company announced the closure of its Waterloo, Wisconsin plant following the loss of this plant’s key customer. The Company completed production at the facility on March 29, 2004. This action will result in the Company incurring an after tax charge of approximately $10-$12 million associated with employee restructuring benefits, asset write-downs and other closure related expenses. During the fourth quarter of 2003 and first nine months of 2004, the Company recorded after tax charges of approximately $10.7 million and has terminated or transferred 99% of the approximately 600 employees of the Waterloo plant.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies are included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company’s operating results and financial condition. No significant changes have occurred to these policies since December 31, 2003.

For an understanding of the significant factors that influenced the Company’s performance during the nine months ended September 30, 2004, the foregoing discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

The level of the Company’s indebtedness could have important consequences to holders of the Senior Notes, including: (i) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company’s future ability to obtain additional debt financing for working capital, capital expenditures or acquisitions may be limited; (iii) the Company’s level of indebtedness could limit its flexibility in reacting to changes in the printing industry and economic conditions generally, which could limit its ability to withstand competitive pressures or take advantage of business opportunities; and (iv) the Company’s borrowing under its Amended Credit Agreement will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates. Certain of the Company’s competitors currently operate on a less leveraged basis and are likely to have significantly greater operating and financing flexibility than the Company.

Ability to Service Debt

The Company’s ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Company anticipates that its operating cash flow, together with available borrowings under the Amended Credit Agreement, will be sufficient to meet its operating expenses, capital expenditure requirements and working capital needs and to service its debt requirements as they become due. However, if the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that they would enable the Company to continue to meet its debt service obligations or that they would be permitted under the terms of the Amended Credit Agreement or the Indenture.

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

Holding Company Structure

Perry Judd’s Holdings is a holding company, the principal assets of which consist of equity interests in its subsidiaries. The Senior Notes are a direct obligation of Perry Judd’s Holdings, which derives all of its revenues from the operations of its subsidiaries. As a result, Perry Judd’s Holdings will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal and interest on the Senior Notes. Accordingly, Perry Judd’s Holdings’ ability to pay interest on the Senior Notes and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries. The payment of dividends from the subsidiaries to Perry Judd’s Holdings and the payment of any interest on or the repayment of any principal of any loans or advances made by Perry Judd’s Holdings to any of its subsidiaries may be subject to statutory restrictions under corporate law limiting the payment of dividends and are contingent upon the earnings of such subsidiaries. The Company’s subsidiaries are guarantors of the indebtedness incurred under the Amended Credit Agreement. The Senior Notes are not secured by liens against any of the Company’s or its subsidiaries’ assets, while the indebtedness incurred under the Amended Credit Agreement is secured by liens against substantially all the Company’s and its subsidiaries’ assets.

Restrictions Imposed by Terms of the Company’s Indebtedness

The Indenture restricts, among other things, the Company’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, incur indebtedness that is subordinate to Senior Indebtedness (as defined in the Indenture) but senior in right of payment to the Senior Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company and its subsidiaries, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Amended Credit Agreement contains other and more restrictive covenants and prohibits the Company and its subsidiaries from prepaying other indebtedness (including the Senior Notes) unless certain financial ratios are met. The Amended Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company’s ability to meet those tests and ratios can be affected by events beyond its control, and there can be no assurance that it will meet those ratios and tests. A breach of any of these covenants could result in a default under the Amended Credit Agreement and/or the Indenture. Upon the occurrence of an event of default under the Amended Credit Agreement, the lender could elect to declare all amounts outstanding under the Amended Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness. If the Senior Indebtedness under the Amended Credit Agreement were to be accelerated, there can be no assurances that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Senior Notes. The Company’s obligations under the Amended Credit Agreement are secured by a security interest in all the assets of the Company and its subsidiaries, excluding all assets relating to inventory and property, plant and equipment.

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

Purchase of Notes Upon Change of Control

Upon a Change of Control (as defined in the Indenture) the Company will be required to offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date. A Change of Control will likely trigger an event of default under the Amended Credit Agreement which will permit the lenders thereunder to accelerate the debt under the Amended Credit Agreement. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Senior Notes tendered, or that, if applicable, restrictions in the Amended Credit Agreement will allow the Company to make such required repurchases.

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

PERRY JUDD’S HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY JUDD’S HOLDINGS, INC.

Date:	November 15, 2004	/s/ Verne F. Schmidt
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